Form 10QSB
period 2004-09-30
Royal Financial, Inc.
filed 2004-12-23
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (mark one)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                 For the transition period from _______to_______

                        Commission File Number _________

                              ROYAL FINANCIAL, INC.
         (Exact name of small business issuer specified in its charter)

                 DELAWARE                               20-1636029
     (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)                      Number)

                            9226 S. COMMERCIAL AVENUE
                             CHICAGO, ILLINOIS 60617
                    (Address of principal executive offices)

                                 (773) 768-4800
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changes since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

================================================================================
             CLASS                     OUTSTANDING AS OF DECEMBER 23, 2004
--------------------------------------------------------------------------------
   Common Stock, $0.01 par value                  No shares
================================================================================

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


--------------------------------------------------------------------------------

    See accompanying notes to these unaudited condensed financial statements.

                              ROYAL FINANCIAL, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION FOR ROYAL SAVINGS BANK

   Item 1.  Condensed Financial Statements (Unaudited)                       1
   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           5
   Item 3.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                9
   Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds       9
   Item 3.  Defaults Upon Senior Securities                                  9
   Item 4.  Submission of Matters to a Vote of Security Holders              9
   Item 5.  Other Information                                                9
   Item 6.  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                  10

EXHIBIT INDEX                                                               10








--------------------------------------------------------------------------------

    See accompanying notes to these unaudited condensed financial statements.

                               ROYAL SAVINGS BANK
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 2004 and June 30, 2004
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                               SEPTEMBER 30,        JUNE 30,
                                                                                   2004               2004
                                                                               -------------        ---------
ASSETS
   Cash and due from financial institutions..............................       $  6,739,985       $ 4,910,249
   Federal funds sold....................................................         14,918,583         3,032,318
                                                                                ------------       -----------
      Cash and cash equivalents..........................................         21,658,568         7,942,567

   Securities available for sale.........................................         38,186,178        44,526,348
   Loans receivable, net of allowance for loan losses of $236,020 at
      September 30, 2004 and at June 30, 2004............................         36,379,658        34,697,296
   Federal Home Loan Bank stock, at cost.................................            354,400           349,300
   Premises and equipment, net...........................................          4,605,382         4,313,737
   Accrued interest receivable and Other assets..........................            700,095           709,559
                                                                                ------------       -----------
      Total assets.......................................................       $101,884,281       $92,538,807
                                                                                ============       ===========
LIABILITIES AND MEMBERS' EQUITY
   Liabilities
      Deposits...........................................................       $ 86,445,859       $77,167,768
      Advances from the Federal Home Loan Bank...........................          2,000,000         2,000,000
      Advances from borrowers for taxes and insurance....................            443,440           276,617
      Accrued interest payable and other liabilities ....................            132,128           395,609
                                                                                ------------       -----------
        Total liabilities................................................         89,021,427        79,839,994

   Members' equity
      Retained earnings..................................................         12,873,514        12,912,324
      Accumulated other comprehensive loss...............................            (10,660)         (213,511)
                                                                                ------------       -----------
        Total members' equity............................................         12,862,854        12,698,813
                                                                                ============       ===========
        Total liabilities and members' equity............................       $101,884,281       $92,538,807
                                                                                ============       ===========





--------------------------------------------------------------------------------

    See accompanying notes to these unaudited condensed financial statements.

                               ROYAL SAVINGS BANK
      CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                                                     2004                2003
                                                                                -------------        -------------
Interest income
   Loans.................................................................           $519,849           $ 418,882
   Securities
      Taxable............................................................            298,221             519,681
      Tax-exempt.........................................................              4,393              20,966
   Other.................................................................             43,638               8,810
                                                                                    --------           ---------
      Total interest income..............................................            866,101             968,339

Interest expense
   Deposits..............................................................            287,705             291,484
   Advances from Federal Home Loan Bank..................................             24,431              24,431
                                                                                    --------           ---------
      Total interest expense.............................................            312,136             315,915

NET INTEREST INCOME......................................................            553,965             652,424

Provision for loan losses................................................                  -               3,000
                                                                                    --------           ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES......................            553,965             649,424

Noninterest income
   Service charges on deposit accounts...................................             71,782              35,003
   Income on real estate owned, net......................................              7,400              12,200
   Gain on sales of securities, net......................................            175,532             175,985
   Other income..........................................................              8,088              48,425
                                                                                    --------           ---------
      Total noninterest income...........................................            262,802             271,613

Noninterest expense
   Salaries and employee benefits........................................            389,399             254,609
   Occupancy and equipment...............................................            163,877              51,640
   Data processing.......................................................            124,027              75,420
   Professional services.................................................             35,850              18,671
   Director fees.........................................................             30,600              25,500
   Supplies..............................................................             25,988              12,237
   Advertising...........................................................             44,712              24,145
   Other ................................................................             59,124              60,629
                                                                                    --------           ---------
      Total noninterest expense..........................................            873,577             522,851
                                                                                    --------           ---------
INCOME BEFORE INCOME TAX EXPENSE.........................................            (56,810)            398,186

Income tax expense (benefit).............................................            (18,000)            129,000

Net income (loss)........................................................           $(38,810)          $  69,186
                                                                                    ========           =========
Comprehensive income (loss)..............................................           $164,041           $(136,890)
                                                                                    ========           =========





--------------------------------------------------------------------------------

   See accompanying notes to these unaudited condensed financial statements.

                               ROYAL SAVINGS BANK
                       CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                                   2004                  2003
                                                                              -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)...............................................           $   (38,810)           $    269,186
   Adjustments to reconcile net income to net cash from
      operating activities:
      Depreciation.................................................                66,283                  14,820
      Provision for loan losses....................................                     -                   3,000
      Gain on sale of securities available for sale................              (175,532)               (175,985)
      Federal Home Loan Bank stock dividend........................                (5,100)                (10,300)
      Gain on sale of loans sold...................................               (12,755)                      -
      Change in accrued interest receivable and other assets.......                 9,464                  28,846
      Change in other accrued interest payable and liabilities.....              (367,980)                (11,460)
                                                                              -----------            ------------
        Net cash from operating activities.........................              (524,430)                118,107

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, maturities, calls, and paydowns of
      available for sale securities................................             9,805,452               7,078,976
   Purchases of securities available for sale......................            (2,982,400)            (11,060,233)
   Change in loans receivable......................................              (581,662)                238,571
   Purchase of loan participations.................................            (1,087,945)             (1,000,000)
   Purchase of premises and equipment..............................              (357,928)               (858,985)
                                                                              -----------            ------------
        Net cash from investing activities.........................             4,795,517              (5,601,671)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits........................................             9,278,091               2,105,259
   Change in advances from borrowers for taxes and insurance.......               166,823                (194,831)
                                                                              -----------            ------------
        Net cash from financing activities.........................             9,444,914               1,910,428
                                                                              -----------            ------------
Net change in cash and cash equivalents............................            13,716,001              (3,573,136)

Cash and cash equivalents
   Beginning of period.............................................             7,942,567               9,864,020
                                                                              -----------            ------------
   End of period...................................................           $21,658,568            $  6,290,884
                                                                              ===========            ============





--------------------------------------------------------------------------------

   See accompanying notes to these unaudited condensed financial statements.

                               ROYAL SAVINGS BANK
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS
---------------------------

         Royal Financial, Inc. was incorporated under the laws of Delaware on September 15, 2004 for the purpose of serving as the holding company of Royal Savings Bank (the Bank) as part of the Bank's conversion from a mutual to stock form of organization. The conversion is in process and is expected to be completed in January of 2005. Prior to the completion of the conversion, Royal Financial, Inc. will not engage in any material operations and will not have assets or income. Accordingly, the financial statements of Royal Financial, Inc. have been omitted because of their immateriality.

         The Bank is a community and customer oriented mutual savings bank organized under the laws of the State of Illinois. The Bank's business has historically consisted of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, consumer loans and other loans. With the addition of new management experienced in commercial banking, the Bank added commercial loan products and other related commercial banking services in 2003.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

         The condensed financial statements presented in this quarterly report include the accounts of the Bank. The condensed financial statements of the Bank have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Bank. In the opinion of the Bank's management, all adjustments, consisting of normal recurring adjustments, that the Bank considers necessary to fairly state the Bank's financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Bank for the years ended June 30, 2004 and 2003. The results of the Bank's operations for any interim period are not necessarily indicative of the results of the Bank's operations for any other interim period or for a full fiscal year.

NOTE 3 - USE OF ESTIMATES
-------------------------

         The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the condensed financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Bank considers the allowance for loan losses to be a critical accounting estimate.

         At September 30, 2004, there were no material changes in the Bank's significant accounting policies or critical accounting estimates from those disclosed in the Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on September 21, 2004 and declared effective on November 12, 2004 (File Number 333-119138).

NOTE 4 - ADOPTION OF PLAN OF CONVERSION
---------------------------------------

         On August 18, 2004, the Board of Directors of the Bank unanimously adopted a plan of conversion, under which the Bank will be converted from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank. All of the common stock of the Bank following the conversion will be held by Royal Financial, Inc. The plan is subject to approval from the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation, nonobjection of the FDIC, and approval by the members of the Bank. A special meeting has been called for this purpose to be held on December 21, 2004.

         In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its members and the Bank and that the conversion would not have any adverse impact on the reserves and net worth of the Bank.

         Costs to complete the stock offering are expected to be deferred and deducted from the proceeds from the sale of capital stock. If the stock offering does not take place, all costs incurred will be charged to expense. As of September 30, 2004, the Bank had incurred $157,000 of costs related to the conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Bank undertakes no obligation to update these forward-looking statements in the future. The Bank cautions readers of this report that a number of important factors could cause the Bank's actual results subsequent to September 30, 2004 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Bank include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our banking approach and the products and services the Bank offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND JUNE 30, 2004

         The Bank's total assets increased by $9.4 million, or 10.1%, to $101.9 million at September 30, 2004 from $92.5 million at June 30, 2004. The increase reflected growth in loans receivable and cash and cash equivalents, funded by an increase in deposits and a decrease in securities available for sale.

         Cash and cash equivalents increased by $13.8 million, or 172.7%, to $21.7 million at September 30, 2004 from $7.9 million at June 30, 2004, due to the sale of securities available for sale and repayments on loans that are being temporarily invested for the purposes of future loan originations.

Approximately $11.9 million and $3.0 million were invested in daily Federal Funds at September 30, 2004 and June 30, 2004, respectively.

         Securities available for sale decreased $6.3 million, or 14.2%, to $38.2 million at September 30, 2004 from $44.5 million at June 30, 2004. The decrease relates to the sale of $9.4 million of corporate and municipal securities, which resulted in a gain of $176,000, partially offset by purchases of agency securities.

         Loans increased by $1.7 million, or 4.9%, to $36.4 million at September 30, 2004 from $34.7 million at June 30, 2004. The increase in loans resulted from management's continued emphasis on commercial and commercial real estate loan originations and participations purchased.

         Total deposits increased by $9.3 million, or 12.0%, to $86.4 million at September 30, 2004 from $ 77.2 million at June 30, 2004. The increase reflected growth in NOW and money market accounts of $7.1 million and $2.2 million, respectively, and growth in deposit accounts resulting from the opening of the Bank's Lansing, Illinois branch.

         Equity increased by $164,000, or 1.3%, to $12.9 million at September 30, 2004 from $12.7 million at June 30, 2004. The net loss of $39,000 was offset by an increase in unrealized gains on securities available for sale, net of taxes, of $203,000. The increase in unrealized gains on securities available for sale is primarily due to the changing interest rate environment.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

         GENERAL. Net loss for the three months ended September 30, 2004 was $39,000, a decrease in income of $308,000, or 114.5%, from the same period in 2003. The net loss resulted from increased overhead costs, primarily in the area of salaries and employee benefits and occupancy and equipment expenses, incurred in preparation for the Bank's growth strategy. This loss also was compounded by the fact that excess funds were retained in cash and cash equivalents rather than invested in securities as management wanted to maintain liquidity to fund expected loan growth. Management expects that operating profits will follow as these funds are reinvested into loans.

         NET INTEREST INCOME. Net interest income decreased by $98,000, or 15.0%, to $554,000 for the three months ended September 30, 2004 from $652,000 for the same period in 2003. The net interest rate spread decreased to 2.56% for the three months ended September 30, 2004, from 3.04% for the same period in 2003. The net interest margin decreased 61 basis points to 2.61% for the three months ended September 30, 2004, compared to 3.22% for the same period in 2003 reflecting the downward repricing of assets more rapidly than deposits.

         INTEREST INCOME. Total interest income decreased by $102,000, or 10.5%, to $866,000 for the three months ended September 30, 2004 from $968,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004, average interest-bearing assets increased to $86.4 million from $81.9 million for the same period in 2003. The increase was the result of loan growth and increased investment in short-term funds to fund future loan growth. Offsetting this increase in average interest-earning assets was a 72 basis point decline in the yield on interest earning assets to 4.04% for the three months ended September 30, 2004 from 4.76% for the comparable period in 2003 reflecting the continued low interest rate environment.

         INTEREST EXPENSE. Total interest expense decreased by $4,000, or 1.3%, to $312,000 for the three months ended September 30, 2004 from $316,000 for the same period in 2003. The average cost of deposits decreased from 1.62% for the three months ended September 30, 2003 to 1.40% for the same period in 2004, which slightly offset the $9.8 million increase in the average balance of deposits between the two periods. There was no change in advances from the Federal Home Loan Bank of Chicago.

         PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding decreased to 0.64% at September 30, 2004 from 0.95% at September 30, 2003. Although the Bank did experience growth in the commercial loan portfolio, the nonperforming loans as a percent of total loans decreased from 1.82% at September 30, 2003 to 0.35% at September 30, 2004 and the allowances for loan losses as to performing loan coverage ratio increased to 184.38% at September 30, 2004 as compared to 52.21% the prior year.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         NONINTEREST INCOME. Noninterest income decreased $9,000, or 3.3%, to $263,000 for the three months ended September 30, 2004, compared to the same period in 2003. The decrease was primarily the result of a payout of an annuity in 2003 and a decrease in the volume of one- to four-family mortgage loans sold during the quarter ended September 30, 2004, compared to the same period in 2003.

         During the three-month period ended September 30, 2004, the Bank recognized gains on the sale of securities totaling $176,000 as the Bank sold $9.4 million of securities in order to restructure the Bank's balance sheet to better manage interest rate risk. A similar gain was recognized on the sale of securities during the same period in 2003.

         NONINTEREST EXPENSE. Noninterest expense increased $351,000, or 67.1%, to $874,000 for the three months ended September 30, 2004 from $523,000 for the three months ended September 30, 2003. The increase was primarily a result of an increase in salaries and employee benefits, occupancy, data processing, and marketing expenses.

         Salaries and employee benefits increased $135,000, or 52.9%, primarily resulting from the hiring of new commercial and commercial real estate loan and accounting personnel, a new operations officer and staffing for the Lansing branch opened in 2004.

         Occupancy and equipment expense increased $112,000 to $164,000 for the three months ended September, 2004 due to a full quarter of depreciation on the new bank building and furniture and equipment used in the new building and the branch office in Lansing. In addition, data processing expense increased $50,000 largely as a result of increased volume of transactions and the purchase of additional applications needed to improve financial reporting. Additional operating expenses were also incurred related to the opening of the new main office and Lansing branch locations.

         Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, and professional fees.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased $147,000 for the three months ended September 30, 2004 from the same period in 2003. The effective tax rate was 31.6% and 32.4% for the three months ended September 30, 2004 and 2003, respectively. The decrease in the effective tax rate is reflective of a decrease in taxable income between the two periods.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank invests excess funds in short-term interest-earning assets, which enable us to meet lending requirements. The Bank utilizes Federal Home Loan Bank of Chicago advances as needed. At September 30, 2004 and at June 30, 2004, Federal Home Loan Bank of Chicago advances totaled $2.0 million.

         At September 30, 2004, the Bank had outstanding commitments to originate $9.3 million in loans. In addition, as of June 30, 2004, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $26.1 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of September 30, 2004, the Bank had $9.8 million of available credit from the Federal Home Loan Bank of Chicago.

         From June 30, 2004 through September 30, 2004, the Bank received proceeds of $2.3 million from maturities, calls and paydowns of available for sale securities. These proceeds were primarily reinvested in federal funds and loans receivable.

         Although the Bank will continue to sell substantially all newly originated one- to four-family residential loans to third-party investors, the Bank anticipates lower liquidity than the Bank has experienced in the past because these funds will be used to invest in more commercial real estate loans and commercial loans. However, to the extent increased commercial lending will decrease liquidity, it will be partially offset by the proceeds of the offering and, to a lesser extent, short-term investments.

         CAPITAL. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2004 and June 30, 2004, the Bank exceeded each of its capital requirements with ratios at September 30, 2004 of 13.23%, 28.63% and 29.15%, respectively, and with ratios at June 30, 2004 of 13.85%, 27.57% and 28.07%, respectively. The Bank anticipates that completion of the common stock offering by Royal Financial, Inc. will significantly increase the capital of the Bank.

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Bank's chief executive officer and chief financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and regulations.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. No change in the Bank's internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

         The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The exhibits filed as part of this Form 10QSB are listed in the
Exhibit Index, which is incorporated by reference.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2004.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 23, 2004                    ROYAL FINANCIAL, INC.

                                            By:  /s/ Donald A. Moll
                                                 -------------------------------
                                                 Donald A. Moll
                                                 President and Chief Executive
                                                 Officer


Date:  December 23, 2004                    By:  /s/ Neil Brodzinski
                                                 -------------------------------
                                                 Neil Brodzinski
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer


                                  EXHIBIT INDEX
                                  -------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.