Form 10QSB
period 2004-12-31
Royal Financial, Inc.
filed 2005-02-14
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (mark one)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       or

        / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission File Number 000-51123

                              ROYAL FINANCIAL, INC.
         (Exact name of small business issuer specified in its charter)

           DELAWARE                                   20-1636029
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /
No /X/

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

====================================================================================================================
                          CLASS                                      OUTSTANDING AS OF FEBRUARY 11, 2005
----------------------------------------------------------     -----------------------------------------------------

Common Stock, $0.01 par value                                                     2,645,000
====================================================================================================================

         Transitional Small Business Disclosure Format (check one): Yes / /
No /X/

                              ROYAL FINANCIAL, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------

PART I - FINANCIAL INFORMATION FOR ROYAL SAVINGS BANK
   Item 1.  Financial Statements                                                                                1
            Condensed Statements of Financial Condition (As of December 31, 2004 and June 30, 2004)             1
            Condensed Statements of Income (Loss) and Comprehensive Income (Loss) (For the Three and            2
              Six Months Ended December 31, 2004 and 2003)
            Condensed Statements of Cash Flows (For the Six Months Ended December 31, 2004 and 2003)            3
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               5
   Item 3.  Controls and Procedures                                                                             9

PART II - OTHER INFORMATION                                                                                     9
   Item 1.  Legal Proceedings                                                                                   9
   Item 2.  Changes in Securities                                                                               9
   Item 3.  Defaults Upon Senior Securities                                                                     9
   Item 4.  Submission of Matters to a Vote of Security Holders                                                 9
   Item 5.  Other Information                                                                                   9
   Item 6.  Exhibits and Reports on Form 8-K                                                                   10

SIGNATURES                                                                                                     10

EXHIBIT INDEX                                                                                                  10

                               ROYAL SAVINGS BANK
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                       December 31, 2004 and June 30, 2004
                                   (Unaudited)

                                                                              DECEMBER 31,
                                                                                  2004              JUNE 30, 2004
ASSETS
Cash and due from financial institutions.............................       $     5,745,662      $       4,910,249
Federal funds sold...................................................            47,807,508              3,032,318
                                                                            ---------------      -----------------
   Cash and cash equivalents.........................................            53,553,170              7,942,567

Securities available for sale........................................            34,457,639             44,526,348
Loans receivable, net of allowance for loan losses of $236,020 at
   December 31, 2004 and at June 30, 2004............................            40,949,436             34,697,296
Federal Home Loan Bank stock, at cost................................               359,700                349,300
Premises and equipment, net .........................................             4,711,300              4,313,737
Accrued interest receivable and other assets.........................             1,035,898                709,559
                                                                            ---------------      -----------------

           Total assets..............................................       $   135,067,143      $      92,538,807
                                                                            ===============      =================

LIABILITIES AND MEMBERS' EQUITY
Liabilities
   Deposits..........................................................       $   119,901,153      $      77,167,768
   Advances from the Federal Home Loan Bank..........................             2,000,000              2,000,000
   Advances from borrowers for taxes and insurance...................               311,136                276,617
   Accrued interest payable and other liabilities....................                55,853                395,609
                                                                            ---------------      -----------------
           Total liabilities.........................................           122,268,142             79,839,994

Members' equity
   Retained earnings.................................................            12,844,642             12,912,324
   Accumulated other comprehensive loss..............................               (45,641)              (213,511)
                                                                            ---------------      -----------------
           Total members' equity.....................................            12,799,001             12,698,813
                                                                            ---------------      -----------------

           Total liabilities and members' equity.....................       $   135,067,143      $      92,538,807
                                                                            ===============      =================















    See accompanying notes to these unaudited condensed financial statements.

                               ROYAL SAVINGS BANK
                      CONDENSED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
              Three and Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       -------------------------       --------------------------
                                                       DECEMBER 31   DECEMBER 31       DECEMBER 31    DECEMBER 31
                                                          2004          2003              2004           2003
                                                       -----------   -----------       -----------    -----------
Interest income
   Loans.......................................       $    582,264   $      419,623     $  1,102,113   $     838,505
   Securities
           Taxable.............................            298,780          416,981          597,001         936,662
           Tax-exempt..........................              3,600           17,447            7,993          38,413
   Federal funds sold..........................            100,437            6,892          144,075          15,702
                                                      ------------   --------------     ------------   -------------
           Total interest income...............            985,081          860,943        1,851,182       1,829,282

Interest expense
   Deposits....................................            311,955          279,367          599,660         570,851
   Advances from Federal Home Loan Bank........             24,431           24,431           48,862          48,862
                                                      ------------   --------------     ------------   -------------
           Total interest expense..............            336,386          303,798          648,522         619,713

NET INTEREST INCOME............................            648,695          557,145        1,202,660       1,209,569

Provision for loan losses......................                 --               --               --           3,000
                                                      ------------   --------------     ------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES......................................            648,695          557,145        1,202,660       1,206,569

Noninterest income
   Service charges on deposit accounts.........             45,682           28,096           97,262          63,099
   Income on real estate owned, net............             11,505            7,300           18,905          19,500
   Gain on sales of securities, net............                 --               --          175,532         175,985
   Gain on sale of loans.......................             20,928            8,157           41,130          13,857
   Other income................................              8,891           18,201           16,979          60,926
                                                      ------------   --------------     ------------   -------------
           Total noninterest income............             87,006           61,754          349,808         333,367

Noninterest expense
   Salaries and employee benefits..............            352,924          339,377          742,323         593,986
   Occupancy and equipment.....................            181,301           61,115          345,178         112,755
   Data processing.............................             79,549          103,485          203,576         178,905
   Professional services.......................             29,587           36,276           65,437          54,947
   Director fees...............................             30,600           25,500           61,200          51,000
   Supplies....................................             21,437           22,408           47,425          34,645
   Advertising.................................             19,660           12,806           64,372          36,951
   Other ......................................             62,515           21,758          121,639          82,387
                                                      ------------   --------------     ------------   -------------
           Total noninterest expense...........            777,573          622,725        1,651,150       1,145,576
                                                      ------------   --------------     ------------   -------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE........            (41,872)          (3,826)         (98,682)        394,360

Income tax expense (benefit)...................            (13,000)          (5,300)         (31,000)        123,700
                                                      ------------   --------------     ------------   -------------
Net income (loss)..............................       $    (28,872)  $        1,474     $    (67,682)  $     270,660
                                                      ============   ==============     ============   =============
Comprehensive income (loss)....................       $    (63,853)  $      (86,768)    $    100,188   $    (223,658)
                                                      ============   ==============     ============   =============




    See accompanying notes to these unaudited condensed financial statements.

                               ROYAL SAVINGS BANK
                       CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                     2004                2003
                                                                              ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss).....................................................     $       (67,682)    $     270,660
   Adjustments to reconcile net income (loss)  to net cash from operating activities:
        Depreciation.....................................................             138,208            32,778
        Provision for loan losses........................................                  --             3,000
        Gain on sale of securities available for sale....................            (175,532)         (175,985)
        Federal Home Loan Bank stock dividend............................             (10,400)          (16,100)
        Gain on sale of loans sold.......................................             (41,130)          (13,857)
        Change in accrued interest receivable and other assets...........            (326,339)         (313,384)
        Change in other accrued interest payable and liabilities.........               3,646          (145,580)
                                                                              ---------------     -------------
           Net cash from operating activities............................            (479,229)         (358,468)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, maturities, calls, and paydowns of available for
      sale securities....................................................          14,047,984        10,150,277
   Purchases of securities available for sale............................          (3,979,275)      (13,060,233)
   Change in loans receivable............................................          (3,444,065)       (2,440,889)
   Purchase of loan participations.......................................          (2,766,945)       (2,000,000)
   Purchase of premises and equipment....................................            (535,771)       (1,428,539)
                                                                              ---------------     -------------
           Net cash from investing activities............................           3,321,928        (8,779,384)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits..............................................          42,733,385         3,248,311
   Change in advances from borrowers for taxes and insurance.............              34,519             2,269
                                                                              ---------------     -------------
           Net cash from financing activities............................          42,767,904         3,250,580
                                                                              ---------------     -------------

Net change in cash and cash equivalents..................................          45,610,603        (5,887,272)

Cash and cash equivalents
   Beginning of the year.................................................           7,942,567         9,864,020
                                                                              ---------------     -------------

   End of period.........................................................     $    53,553,170     $   3,976,748
                                                                              ===============     =============















    See accompanying notes to these unaudited condensed financial statements.

                               ROYAL SAVINGS BANK
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

         Royal Financial, Inc. was incorporated under the laws of Delaware on September 15, 2004 for the purpose of serving as the holding company of Royal Savings Bank (the Bank) as part of the Bank's conversion from a mutual to stock form of organization. As described in Note 4 below, the conversion was completed on January 20, 2005. Prior to the completion of the conversion, Royal Financial, Inc. had not engaged in any material operations and had no assets or income. Accordingly, the financial statements of Royal Financial, Inc. have been omitted because of their immateriality.

NOTE 2 - BASIS OF PRESENTATION

         The condensed financial statements presented in this quarterly report include the accounts of the Bank. The condensed financial statements of the Bank have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Bank. In the opinion of the Bank's management, all adjustments, consisting of normal recurring adjustments, that the Bank considers necessary to fairly state the Bank's financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Bank for the years ended June 30, 2004 and 2003, which are included in the Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on September 21, 2004 and declared effective on November 12, 2004 (File Number 333-119138). The results of the Bank's operations for any interim period are not necessarily indicative of the results of the Bank's operations for any other interim period or for a full fiscal year.

NOTE 3 - USE OF ESTIMATES

         The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the condensed financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Bank considers the allowance for loan losses to be a critical accounting estimate.

         At December 31, 2004, there were no material changes in the Bank's significant accounting policies or critical accounting estimates from those disclosed in the Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on September 21, 2004 and declared effective on November 12, 2004, File Number 333-119138).

NOTE 4 - CONVERSION TO STOCK FORM

         On August 18, 2004, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank and the purchase of all of the common stock of the Bank by Royal Financial, Inc. The plan has been approved by the Division of Banks and Real Estate for the State of Illinois, and the Bank has received a nonobjection from the FDIC. The members of the Bank approved the plan at a meeting held on December 21, 2004.

         In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its members and the Bank and that the conversion would not have any adverse impact on the reserves and net worth of the Bank.

         The conversion was completed on January 20, 2005 when the Company issued 2,595,000 shares of common stock to the public resulting in $25,950,000 of gross proceeds. Costs to complete the stock offering were deducted from the gross proceeds of the offering. The Bank issued all of its outstanding capital stock to the Company in exchange for one half of the net proceeds of the offering, which amounted to $12.2 million. At December 31, 2004, $953,000 of the conversion expenses were included in the accrued interest receivable and other assets category of the Company's statement of financial condition. The Company contributed 50,000 shares of common stock to the Royal Charitable Foundation in February 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Bank undertakes no obligation to update these forward-looking statements in the future. The Bank cautions readers of this report that a number of important factors could cause the Bank's actual results subsequent to December 31, 2004 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Bank include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our banking approach and the products and services the Bank offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND JUNE 30, 2004

         The Bank's total assets increased $42.6 million, or 46.0%, to $135.1 million at December 31, 2004, from $92.5 million at June 30, 2004. The increase reflected growth in cash and cash equivalents, funded by an increase in stock subscription funds from customers deposited in the Bank in anticipation of their purchasing the stock of Royal Financial, Inc.

         Cash and cash equivalents increased $45.7 million to $53.6 million at December 31, 2004 from $7.9 million at June 30, 2004 due to stock subscription funds relating to the anticipated conversion by the

Bank from a mutual to stock form of organization. Approximately $47.8 million and $3.0 million were invested in daily Federal funds at December 31, 2004 and June 30, 2004.

         Securities available for sale decreased $10.0 million, or 22.6%, to $34.5 million at December 31, 2004 from $44.5 million at June 30, 2004. The decrease relates to the sale of $9.4 million of corporate and municipal securities, which resulted in a gain of $176,000, partially offset by purchases of agency securities.

         Loans increased $6.2 million, or 18.0%, to $40.9 million at December 31, 2004, from $34.7 million at June 30, 2004. The increase in loans resulted from the management's continued emphasis on commercial and commercial real estate loan originations and participations purchased.

         Total deposits increased $42.7 million, or 55.4%, to $119.9 million at December 31, 2004 from $77.2 million at June 30, 2004. The increase reflected additional stock subscription deposits made in anticipation of participating in the Bank's conversion to a stock form of ownership. During January 2005, the Bank paid off a $2.0 million advance from the Federal Home Loan Bank, plus accrued interest. Since the payoff occurred prior to the advance's due date, the Bank also paid a $48,000 prepayment penalty.

         Equity increased $100,000, or .8%, to $12.8 million at December 31, 2004, from $12.7 million at June 30, 2004. The net loss of $68,000 was offset by an increase in unrealized gains on securities available for sale, net of taxes, of $168,000. The increase in unrealized gains on securities available for sale is primarily due to the changing interest rate environment.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

         General. Net loss for the three months ended December 31, 2004 was $29,000, a decrease in income of $30,000, from the same period in 2003. For the six months ended December 31, 2004 net loss was $68,000, a decrease in income of $338,000, from the same period last year. The net loss resulted from increased overhead costs, primarily in the area of salaries and employee benefits and occupancy and equipment, expenses incurred in preparation for our growth strategy. This loss also was caused by the decision to retain excess funds in cash and cash equivalents rather than invest in securities as management wanted to maintain liquidity to fund expected loan growth.

         Net Interest Income. Net interest income increased by $92,000 to $649,000 for the three months ended December 31, 2004, from $557,000 for the same period in 2003. Net interest income decreased by $4,000 to $1.20 million for the six months ended December 31, 2004, from the same period in 2003. The net interest rate spread was 2.78% and 2.66% for the three and six months ended December 31, 2004, as compared to 2.72% and 2.88% for the same period in 2003. The net interest margin decreased to 2.70% and 2.64% for the three and six month periods ended December 31, 2004, from 2.90% and 3.06% for the same periods in 2003, reflecting the downward repricing of assets more rapidly than deposits.

         Interest Income. Total interest income increased $124,000 to $985,000 for the three months ended December 31, 2004 from $861,000 for the three months ended December 31, 2003. Total interest income increased $20,000 to $1.85 million for the six months ended December 31, 2004 from $1.83 million for the same period in 2003. For the three and six months ended December 31, 2004, average interest-bearing assets increased to $95.0 million and $90.7 million from $81.1 million and $81.5 million for the same period in 2003. The increase was the result of loan growth and increased investment in short-term funds to fund future loan growth. Offsetting this increase in average interest-earning assets was a decline in the yield on interest-earning assets to 4.12% and 4.07% for the three and six month periods ended December 31, 2004 from 4.64% and 4.70% for the comparable periods in 2003 reflecting the continued low interest rate environment.

         Interest Expense. Total interest expense increased $32,000 and $29,000 to $336,000 and $649,000 for the three and six months ended December 31, 2004 from $304,000 and $620,000 for the same periods in 2003. The average cost of deposits decreased from 1.84% and 1.73% for the three and six months ended December 31, 2003 to 1.34% and 1.41% for the same periods in 2004, which slightly offset the $31.5 million and $18.1 million increase in the average balance of deposits between the two periods. There was no change in advances from the Federal Home Loan Bank for the periods ended December 31, 2004 and 2003.

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

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding decreased to .57% at December 31, 2004, from .83% at December 31, 2003. Although we did experience growth in the commercial loan portfolio, the nonperforming loans as a percent of total loans decreased from 1.18% at December 31, 2003 to .26% at December 31, 2004 and the allowances for loan losses as to performing loan coverage ratio increased to 174.59% at December 31, 2004 as compared to 118.66% the prior year.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         Noninterest Income. Noninterest income increased $25,000 and $16,000, to $87,000 and $350,000 for the three and six month periods ended December 31, 2004, compared to the same periods in 2003. The increases were primarily the result of increased service fee income and an increase in the gains from the volume of one- to four-family mortgage loans sold during the three and six month periods ended December 31, 2004, compared to the same periods in 2003.

         Noninterest Expense. Noninterest expense increased $155,000 and $500,000 to $778,000 and $1.65 million for the three and six months ended December 31, 2004 from $623,000 and $1.15 million for the three and six months ended December 31, 2003. The increases were primarily the result of an increase in salaries and employee benefits, and occupancy-related expenses.

         Salaries and employee benefits increased $14,000 and $148,000 for the three and six months ended December 31, 2004 compared to the same periods in 2003, primarily resulting from the hiring of new commercial and commercial real estate loan and accounting personnel, a new operations officer and staffing for the Lansing branch opened in 2004.

         Occupancy and equipment expense increased $120,000 and $232,000 for the three and six months ended December 31, 2004 compared to the same periods in 2003, due to depreciation on the new bank building and furniture and equipment used in the new building and the branch office in Lansing.

         Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, and professional fees.

         Provision for Income Taxes. The income tax benefit increased $7,700 for the three months ended December 31, 2004 from the comparable period in 2003. For the six months ended December 31, 2004, the tax benefit was $31,000 as opposed to the tax expense of $123,700 recorded for the comparable six month period in 2003. The fluctuations in the three and six month periods ended December 31, 2004 from the comparable periods in 2003 was due to a decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments, and funds provided from operations. While scheduled payments from loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. At December 31, 2004 and at June 30, 2004, Federal Home Loan Bank advances totaled $2.0 million.

         At December 31, 2004, the Bank had outstanding commitments to originate $6.5 million in loans. In addition, as of December 31, 2004, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $27.1 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds. As of December 31, 2004, the Bank had $9.8 million of available credit from the Federal Home Loan Bank.

         From June 30, 2004 through December 31, 2004, the Bank received proceeds of $14.1 million from maturities, calls and paydowns of available for sale securities. These proceeds were primarily reinvested in Federal funds and loans receivable.

         Although the Bank will continue to sell substantially all newly originated one- to four-family residential loans to third-party investors, it anticipates lower liquidity than experienced in the past because these funds will be used to invest in more commercial real estate loans and commercial loans. However, to the extent increased commercial lending will decrease liquidity, it will be partially offset by the proceeds of the offering and, to a lesser extent, short-term investments.

         As of December 31, 2004, the Bank had received subscriptions for the purchase of stock of approximately $37.6 million in connection with the conversion. Upon closing the offering on January 20, 2005 and after deducting $1.7 million of expenses, the Company retained $24.3 million of those subscription funds as capital, returned $10.3 million to subscribers and maintained $1.3 million in deposit accounts at the Bank.

         Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2004, and June 30, 2004, the Bank exceeded each of its capital requirements with ratios at December 31, 2004 of 12.00%, 22.94% and 23.36%, respectively, and with ratios at June 30, 2004 of 13.85%, 27.57% and 28.07%, respectively. The completion of the common stock offering by Royal Financial, Inc. will significantly increase the capital of the Bank.

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Bank's chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and regulations and are operating in an effective manner.

         No Change in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(e) or 15(d)-15(f) of the regulations promulgated under the Exchange Act occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Form 10-QSB are listed in the
Exhibit Index, which is incorporated by reference.

         (b) Current Report on Form 8-K dated January 20, 2005, filed with the SEC on January 21, 2005.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 11, 2005             ROYAL FINANCIAL, INC.


                                     By: /s/ Donald A. Moll
                                         ---------------------------------------
                                         Donald A. Moll
                                         President and Chief Executive Officer


Date:  February 11, 2005             By: /s/ Neil Brodzinski
                                         ---------------------------------------
                                         Neil Brodzinski
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer



                                  EXHIBIT INDEX
                                  -------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.