Form 10QSB
period 2005-03-31
Royal Financial, Inc.
filed 2005-05-13
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (mark one)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

             /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission File Number 000-51123

                              ROYAL FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                              20-1636029
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No /_/

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

===============================================================================
                  CLASS                      OUTSTANDING AS OF MAY 13, 2005
--------------------------------------------------------------------------------
       Common Stock, $0.01 par value                  2,645,000
================================================================================

         Transitional Small Business Disclosure Format (check one): Yes /_/
No /X/

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I - FINANCIAL INFORMATION FOR ROYAL FINANCIAL, INC. AND SUBSIDIARY
   Item 1. Financial Statements
           Consolidated Statements of Financial Condition (As of March 31, 2005 and June 30, 2004)              1
           Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (For the Three and          2
              Nine Months Ended March 31, 2005 and 2004)
           Consolidated Statements of Stockholders' Equity (For the Nine Months Ended March 31, 2005            3
              and 2004)
           Consolidated Statements of Cash Flows (For the Nine Months Ended March 31, 2005 and 2004)            4
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               6
   Item 3.  Controls and Procedures                                                                            11

PART II - OTHER INFORMATION
   Item 1.  Legal Proceedings                                                                                  11
   Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds                                         11
   Item 3.  Defaults Upon Senior Securities                                                                    11
   Item 4.  Submission of Matters to a Vote of Security Holders                                                11
   Item 5.  Other Information                                                                                  11
   Item 6.  Exhibits and Reports on Form 8-K                                                                   11

SIGNATURES                                                                                                     12

EXHIBIT INDEX                                                                                                  12

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 2005 and June 30, 2004
                                   (Unaudited)


                                                                              MARCH 31, 2005         JUNE 30, 2004
                                                                              --------------         -------------
ASSETS
Cash and due from financial institutions.............................          $  5,269,876           $ 4,910,249
Securities sold under repurchase agreements..........................             7,000,000                    --
Federal funds sold...................................................            15,308,039             3,032,318
                                                                               ------------           -----------
   Cash and cash equivalents.........................................            27,577,915             7,942,567

Securities available for sale........................................            35,246,484            44,526,348
Loans receivable, net of allowance for loan losses of $256,020 at
   March 31, 2005 and $236,020 at June 30, 2004......................            48,161,667            34,697,296
Federal Home Loan Bank stock, at cost................................               359,700               349,300
Premises and equipment, net .........................................             4,650,038             4,313,737
Accrued interest receivable and other assets.........................               811,814               709,559
                                                                               ------------           -----------

           Total assets..............................................          $116,807,618           $92,538,807
                                                                               ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits..........................................................          $ 82,056,499           $77,167,768
   Advances from the Federal Home Loan Bank..........................                    --             2,000,000
   Advances from borrowers for taxes and insurance...................               220,244               276,617
   Accrued interest payable and other liabilities....................               282,601               395,609
                                                                               ------------           -----------
           Total liabilities.........................................            82,559,344            79,839,994

Stockholders' equity
   Preferred stock, $.01 par value per share, authorized 1,000,000
      shares; none issued and outstanding............................                    --                    --
   Common stock, $.01 par value per share, authorized 5,000,000
      shares; issued 2,645,000 shares on January 20, 2005............                26,450                    --
   Surplus...........................................................            24,773,815                    --
   Retained earnings.................................................            12,308,722            12,912,324
   Unallocated ESOP shares...........................................            (2,560,637)                   --
   Accumulated other comprehensive loss..............................              (300,076)             (213,511)
                                                                               ------------           -----------
           Total stockholders' equity................................            34,248,274            12,698,813
                                                                               ------------           -----------

           Total liabilities and stockholders' equity................          $116,807,618           $92,538,807
                                                                               ============           ===========

         See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
               Three and Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        ---------------------------       --------------------------
                                                         MARCH 31,        MARCH 31,       MARCH 31,        MARCH 31,
                                                           2005             2004             2005            2004
                                                        ----------        ---------       ---------        ---------
Interest income
   Loans.......................................         $  711,969        $ 454,374       $1,814,082      $1,292,879
   Securities
           Taxable.............................            289,571          383,565          886,572       1,320,227
           Tax-exempt..........................                 --           11,723            7,993          50,136
   Securities sold under repurchase agreements.             59,683               --           59,683              --
   Federal funds sold..........................            129,093            9,369          273,168          25,071
                                                        ----------        ---------       ----------      ----------
           Total interest income...............          1,190,316          859,031        3,041,498       2,688,313
Interest expense
   Deposits....................................            314,279          270,800          913,939         841,651
   Advances from Federal Home Loan Bank........              7,170           24,166           56,032          73,028
                                                        ----------        ---------       ----------      ----------
           Total interest expense..............            321,449          294,966          969,971         914,679
NET INTEREST INCOME............................            868,867          564,065        2,071,527       1,773,634
Provision for loan losses......................             20,000               --           20,000           3,000
                                                        ----------        ---------       ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES......................................            848,867          564,065        2,051,527       1,770,634
Noninterest income
   Service charges on deposit accounts.........             46,098           34,590          143,360          97,689
   Income on real estate owned, net............              9,495           34,886           28,400          54,386
   Gain on sales of securities, net............                 --               --          175,532         175,985
   Gain on sale of loans.......................             11,069           10,862           52,199          24,719
   Other income................................             10,033            8,916           27,012          69,842
                                                        ----------        ---------       ----------      ----------
           Total noninterest income............             76,695           89,254          426,503         422,621
Noninterest expense
   Salaries and employee benefits..............            527,255          349,071        1,269,578         943,057
   Occupancy and equipment.....................            199,644           89,905          544,822         202,660
   Data processing.............................            110,380           84,369          313,956         263,274
   Professional services.......................             82,003           30,100          147,440          85,047
   Director fees...............................             30,600           25,500           91,800          76,500
   Supplies....................................             21,127           24,454           68,552          59,099
   Advertising.................................             14,278            7,410           78,650          44,361
   Charitable foundation donation..............            600,000               --          600,000              --
   Other ......................................            155,195           61,510          276,834         143,897
                                                        ----------        ---------       ----------      ----------
           Total noninterest expense...........          1,740,482          672,319        3,391,632       1,817,895
                                                        ----------        ---------       ----------      ----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE........           (814,920)         (19,000)        (913,602)        375,360
Income tax expense (benefit)...................           (279,000)         (11,500)        (310,000)        112,200
                                                        ----------        ---------       ----------      ----------
Net income (loss)..............................         $ (535,920)       $  (7,500)      $ (603,602)     $  263,160
                                                        ==========        =========       ==========      ==========
Basic and diluted earnings (loss) per share*...              (0.20)             N/A            (0.20)            N/A
Comprehensive income (loss)....................         $ (790,355)       $(229,041)      $ (690,167)     $    5,383
                                                        ==========        =========       ==========      ==========

* Earnings per share is calculated based on the period of time from the completion date of the initial public offering, January 20, 2005, through the end of the quarter ended March 31, 2005.

--------------
N/A - Not Applicable, see Note 5

         See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                                           ACCUMULATED
                                                                                             OTHER
                                                                           UNALLOCATED    COMPREHENSIVE        TOTAL
                                      COMMON                  RETAINED        ESOP           INCOME         STOCKHOLDERS'
               2004                   STOCK       SURPLUS     EARNINGS       SHARES          (LOSS)            EQUITY
----------------------------------   --------   -----------  -----------   -----------    -------------     -------------

Balance at July 1, 2003..........    $    --    $        --  $12,827,901   $        --      $ 646,479        $13,474,380
Comprehensive income
   Net income....................         --             --      263,160            --             --            263,160
   Change in fair value of
      securities available-
      for-sale, net..............         --             --           --            --       (257,777)          (257,777)
                                     -------    -----------  -----------   -----------      ---------        -----------
   Total comprehensive income....         --             --           --            --             --              5,383
                                     -------    -----------  -----------   -----------      ---------        -----------
Balance at March 31, 2004........    $    --    $        --  $13,091,061   $        --      $ 388,702        $13,479,763
                                     -------    -----------  -----------   -----------      ---------        -----------

               2005
---------------------------------

Balance at July 1, 2004..........    $    --    $        --  $12,912,324   $        --      $(213,511)       $12,698,813
Comprehensive income (loss)
   Net income (loss).............         --             --     (603,602)           --             --           (603,602)
   Change in fair value of
      securities available-
      for-sale, net..............         --             --           --            --        (86,565)           (86,565)
                                     -------    -----------  -----------   -----------      ---------        -----------
   Total comprehensive income
      (loss).....................         --             --           --            --             --           (690,167)
Issuance of common stock, net
   of offering costs.............     25,950     24,274,315           --            --             --         24,300,265
Purchase of  211,000 shares
   for ESOP......................         --             --           --    (2,667,150)            --         (2,667,150)
ESOP shares earned...............         --             --           --       106,513             --            106,513
Donation of 50,000 shares to
   Royal Charitable Foundation...        500        499,500           --            --             --            500,000
                                     -------    -----------  -----------   -----------      ---------        -----------
Balance at March 31, 2005........    $26,450    $24,773,815  $12,308,722   $(2,560,637)     $(300,076)       $34,248,274
                                     -------    -----------  -----------   -----------      ---------        -----------

         See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                                        2005               2004
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).....................................................            $  (603,602)      $    263,160
   Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation.....................................................                131,952             50,684
        Provision for loan losses........................................                 20,000              3,000
        Charitable foundation donation...................................                500,000                 --
        ESOP expense.....................................................                106,513                 --
        Gain on sale of securities net...................................               (175,532)          (175,985)
        Federal Home Loan Bank stock dividend............................                (10,400)           (21,600)
        Gain on sale of loans held for sale..............................                (52,199)           (24,719)
        Change in accrued interest receivable and other assets...........                (57,661)            (1,611)
        Change in other accrued interest payable and liabilities.........               (113,008)          (260,045)
                                                                                     -----------       ------------
           Net cash from operating activities............................               (253,937)          (167,116)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, maturities, calls, and paydowns of securities
      available for sale.................................................             16,812,003         19,399,246
   Purchases of securities available for sale............................             (7,487,766)       (15,050,233)
   Change in loans receivable............................................             (9,187,452)        (3,025,742)
   Purchase of loan participations.......................................             (4,244,720)        (2,900,000)
   Purchase of premises and equipment....................................               (468,253)        (2,609,148)
                                                                                     -----------       ------------
           Net cash from investing activities............................             (4,576,188)        (4,185,877)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits..............................................              4,888,731          5,350,388
   Net decrease in advances from borrowers for taxes and insurance.......                (56,373)          (107,281)
   Repayment of Federal Home Loan Bank advance...........................             (2,000,000)                --
   Proceeds from stock offering, net of offering costs...................             24,300,265                 --
   Purchase of ESOP shares...............................................             (2,667,150)                --
                                                                                     -----------       ------------
           Net cash from financing activities............................             24,465,473          5,243,107

Net change in cash and cash equivalents..................................             19,635,348            890,114

Cash and cash equivalents
   Beginning of the year.................................................              7,942,567          9,864,020
                                                                                     -----------       ------------

   End of period.........................................................            $27,577,915       $ 10,754,134
                                                                                     ===========       ============

         See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
---------------------------

         Royal Financial, Inc. (the Company) was incorporated under the laws of Delaware on September 15, 2004 for the purpose of serving as the holding company of Royal Savings Bank (the Bank) as part of the Bank's conversion from a mutual to stock form of organization. As described in Note 4 below, the conversion was completed on January 20, 2005.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, as of March 31, 2005 and for the three-month and nine-month periods ended March 31, 2005 and the accounts of the Bank as of June 30, 2004 and for the three and nine month periods ended March 31, 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles (GAAP) are not included herein. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Bank for the years ended June 30, 2004 and 2003, which are included in the Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on September 21, 2004 and declared effective on November 12, 2004 (File Number 333-119138) (the Registration Statement). The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

         Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending June 30, 2005. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

NOTE 3 - USE OF ESTIMATES
-------------------------

         The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses to be a critical accounting estimate.

         At March 31, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Registration Statement.

NOTE 4 - CONVERSION TO STOCK FORM
---------------------------------

         On August 18, 2004, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank and the purchase of all of the common stock of the Bank by the

Company. The plan was approved by the Division of Banks and Real Estate for the State of Illinois, and the Bank received a nonobjection from the FDIC. The members of the Bank approved the plan at a meeting held on December 21, 2004.

         In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its members and the Bank.

         The conversion was completed on January 20, 2005 when the Company issued 2,595,000 shares of common stock to the public resulting in $25,950,000 of gross proceeds. Costs to complete the stock offering were deducted from the gross proceeds of the offering. The Bank issued all of its outstanding capital stock to the Company in exchange for one half of the net proceeds of the offering, which amounted to $12.1 million. The Company contributed 50,000 shares of common stock and $100,000 of cash to the Royal Charitable Foundation in February, 2005.

NOTE 5 - EARNINGS (LOSS) PER SHARE
----------------------------------

         Amounts reported as earnings per common share reflect earnings available to common stockholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with January 20, 2005, the date of conversion. Net loss for the period from conversion through March 31, 2005 was $499,720. Weighted average shares outstanding for the period from conversion through March 31, 2005 are 2,537,113.

NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN
--------------------------------------

         On January 20, 2005, the Company adopted an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 211,000 shares of the Company's stock in the open market over a period of time at an average price of $12.62 per share.

         Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Annual principal payments of approximately $267,000, plus interest at 7.25%, are to be made by the ESOP.

         As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to March 31, 2005 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions in our market areas, legislative or regulatory changes, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our banking approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND JUNE 30, 2004

         The Company's total assets increased $24.3 million, or 26.2%, to $116.8 million at March 31, 2005, from $92.5 million at June 30, 2004. The increase reflected growth in cash and cash equivalents, funded by the completion of the stock offering of the Company.

         Cash and cash equivalents increased $19.7 million to $27.6 million at March 31, 2005 from $7.9 million at June 30, 2004 due to the completion of the stock offering of the Company. Approximately $22.3 million and $3.0 million were invested in daily Federal funds or similar types of short-term investments at March 31, 2005 and June 30, 2004, respectively.

         Securities available for sale decreased $9.3 million, or 20.8%, to $35.2 million at March 31, 2005 from $44.5 million at June 30, 2004. The decrease relates to the sale and maturities of $16.9 million of securities, which resulted in gains of $176,000, partially offset by purchases of agency securities.

         Loans increased $13.5 million, or 38.8%, to $48.2 million at March 31, 2005, from $34.7 million at June 30, 2004. The increase in loans was funded by the cash received from the stock offering of the Company and resulted from management's continued emphasis on increasing the commercial and commercial real estate loan portfolios.

         Total deposits increased $4.9 million, or 6.3%, to $82.1 million at March 31, 2005 from $77.2 million at June 30, 2004. The increase was the result of increases in noninterest-bearing deposits of $2.5 million and increases in interest-bearing deposits of $2.3 million. During January 2005, the Bank paid off a $2.0 million advance from the Federal Home Loan Bank, plus accrued interest. Since the payoff occurred prior to the advance's due date, the Bank also paid a $48,000 prepayment penalty.

         Equity increased $21.5 million, or 169.7%, to $34.2 million at March 31, 2005 from $12.7 million at June 30, 2004. The increase was the result of the stock offering of the Company which added, net of offering costs, $24.3 million to equity, which was offset by the net effect of the purchase of ESOP shares of $2.7 million, an operating loss of $604,000 and unrealized losses on securities available for sale, net of taxes, of $87,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

         General. Net loss for the three months ended March 31, 2005 was $536,000, an increase of $528,000 from the loss recorded for the same period in 2004. For the nine months ended March 31, 2005, net loss was $604,000, a decrease in income of $867,000 from the same period in 2004. The net loss resulted primarily from a donation to Royal Charitable Foundation of $500,000 of the Company's common stock and $100,000 of cash, increased costs for salaries and employee benefits of $178,000 and $327,000 for the three and nine month periods ended March 31, 2005, in addition to increases in professional services of $52,000 and $62,000 for the same periods of time; offset by increases of $285,000 and $281,000, respectively, in the net interest income after provision for loan losses, for the three and nine month periods ended March 31, 2005.

         Net Interest Income. Net interest income increased by $305,000 to $869,000 for the three months ended March 31, 2005 from $564,000 for the same period in 2004. Net interest income increased by $298,000 to $2.1 million for the nine months ended March 31, 2005 from the same period in 2004. The net interest rate spread was 2.79% and 2.69% for the three and nine months ended March 31, 2005, as compared to 2.65% and 2.61% for the same periods in 2004. The net interest margin was 3.02% and 2.80% for the three and nine month periods ended March 31, 2005, as compared to 2.73% and 2.73% for the same periods in 2004.

         Interest Income. Total interest income increased $331,000 to $1.2 million for the three months ended March 31, 2005 from $859,000 for the three months ended March 31, 2004. Total interest income increased $353,000 to $3.0 million for the nine months ended March 31, 2005 from $2.7 million for the same period in 2004. For the three and nine months ended March 31, 2005, average interest-bearing assets increased to $112.9 million and $98.4 million, respectively, from $82.1 million and $81.7 million for the same periods in 2004. The increase was the result of loan growth and an increased investment in short-term funds to fund future loan growth. Offsetting this increase in average interest-earning assets was a decline in the yield on interest-earning assets to 4.09% for the nine month period ended March 31, 2005 from 4.21% for the same period in 2004. The yield on interest-earning assets for the three month periods ended March 31, 2005 and 2004 remained the same at 4.16%.

         Interest Expense. Total interest expense increased $26,000 and $55,000 to $321,000 and $970,000 for the three and nine months ended March 31, 2005 from $295,000 and $915,000 for the same periods in 2004. The average cost of deposits decreased from 1.42% and 1.51% for the three and nine months ended March 31, 2004 to 1.35% and 1.37% for the same periods in 2005, which was offset by increases of $17.6 million and $15.1 million in the average balance of deposits for the three and nine month periods ended March 31, 2005. The $2,000,000 advance from the Federal Home Loan Bank was paid off during the three month period ended March 31, 2005.

         Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the level of past due or classified loans, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large more complex loans, such as multi-family or commercial real estate loans, are evaluated individually for impairment.

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding decreased to 0.53% at March 31, 2005 from 0.68% at March 31, 2004. There were no nonperforming loans at March 31, 2005 and $197,000 of nonperforming loans at March 31, 2004.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. A provision of $20,000 was recorded during the period ended March 31, 2005 to represent management's estimate of probable incurred losses in the portfolio, which was reflective of the Bank's growth in commercial loans.

         Noninterest Income. Noninterest income decreased $13,000 and increased $4,000, to $77,000 and $427,000 for the three and nine month periods ended March 31, 2005, compared to the same periods in 2004. The decrease in the three month period ended March 31, 2005 was the result of a $25,000 decrease in income from real estate owned, offset by a $12,000 increase in fee income from deposit accounts. The increase in the nine month period ended March 31, 2005 primarily was the result of increases in service fee income and an increase in the volume of gains from the sale of one- to four-family mortgage loans, offset by decreases in income from real estate owned and other income during the nine month period ended March 31, 2005, compared to the same period in 2004.

         Noninterest Expense. Noninterest expense increased $1.1 million and $1.6 million to $1.7 million and $3.4 million for the three and nine months ended March 31, 2005 from $672,000 and $1.8 million for the three and nine months ended March 31, 2004.

         For the three month period ended March 31, 2005, the increases were primarily the result of the $600,000 donation to the Royal Charitable Foundation, an increase in salaries and employee benefits of $178,000, an increase in occupancy-related expenses of $110,000, an increase in professional services of $52,000 and a prepayment penalty of $48,000 for a payoff of a Federal Home Loan Bank advance prior to its due date.

         For the nine month period ended March 31, 2005, salaries and employee benefits increased $327,000, occupancy-related expenses increased $342,000, professional services increased $62,000, and $600,000 was donated to the Royal Charitable Foundation, which were the primary reasons for the increase in expenses from the same periods in 2004.

         The increases in salaries and employee benefits was the result of the hiring of new commercial and commercial real estate loan and accounting personnel, a new operations officer and staffing for the Lansing branch, which opened in 2004.

         The increases in professional services were the result of the Bank expanding its operations and incurring the related costs needed to support these operations.

         The increases in occupancy and equipment expense were due to depreciation on the Bank's new building and furniture and equipment used in the new building and the branch office in Lansing.

         Provision for Income Taxes. The income tax benefit increased $268,000 for the three months ended March 31, 2005 from the comparable period in 2004. For the nine months ended March 31, 2005, the tax benefit was $310,000 as opposed to the tax expense of $112,000 recorded for the comparable nine month period in 2004. The fluctuations in the three and nine month periods ended March 31, 2005 from the comparable periods in 2004 were due to a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, repayments and maturities of outstanding loans, mortgage-backed and other securities, and other short-term investments, and funds provided from operations. While scheduled payments from loans and mortgage-backed and other securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. At March 31, 2005, there were no Federal Home Loan Bank advances outstanding.

         At March 31, 2005, the Bank had outstanding commitments to originate $4.1 million in loans, unfunded lines of credit and participation loans of $2.9 million and $2.6 million, respectively, and letters of credit outstanding of $265,000. In addition, as of March 31, 2005, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $25.1 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds. As of March 31, 2005, the Bank had $12.0 million of available credit from the Federal Home Loan Bank.

         From June 30, 2004 through March 31, 2005, the Bank received proceeds of $16.8 million from maturities, calls and paydowns of available for sale securities. These proceeds were primarily reinvested in Federal funds and loans receivable. In April 2005, the Board of Directors approved the purchase of $5.0 million of bank owned life insurance.

         Although the Bank will continue to sell substantially all newly originated one- to four-family residential loans to third-party investors, it anticipates lower liquidity than experienced in the past because these funds will be used to invest in additional commercial real estate loans and commercial lending. However, to the extent increased commercial lending will decrease liquidity, it is partially offset by the proceeds of the stock offering and, to a lesser extent, short-term investments.

         The Company completed its stock offering on January 20, 2005 and after deducting expenses, the Company retained $24.3 million of those funds as capital, returned $10.3 million to subscribers and maintained $1.3 million in deposit accounts at the Bank.

         Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2005 and June 30, 2004, the Bank exceeded each of its capital requirements with ratios at March 31, 2005 of 18.21%, 39.15% and 39.60%, respectively, and with ratios at June 30, 2004 of 13.85%, 27.57% and 28.07%, respectively. The completion of the common stock offering by the Company has significantly increased the capital of the Bank. One-half of the stock offering proceeds, or $12.1 million, was invested by Company in the Bank to purchase 100% of its common stock.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. This Statement will be effective for the Company as of January 1, 2006. Management will evaluate the impact of this guidance on the consolidated financial statements should a stock option plan be approved by the stockholders of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), the Bank's chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and regulations and are operating in an effective manner.

         No Change in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(e) or 15(d)-15(f) of the regulations promulgated under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date:  May 13, 2005                   ROYAL FINANCIAL, INC. AND SUBSIDIARY


                                      By:/s/ Donald A. Moll
                                         ---------------------------------------
                                         Donald A. Moll
                                         President and Chief Executive Officer


Date:  May 13, 2005                   By:/s/ Neil Brodzinski
                                         ---------------------------------------
                                         Neil Brodzinski
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer


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