Form 10KSB
period 2005-06-30
Royal Financial, Inc.
filed 2005-09-23
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission File Number 000-51123

ROYAL FINANCIAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-1636029
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9226 S. Commercial Avenue

Chicago, Illinois 60617

(Address of principal executive offices)

(773) 768-4800

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s revenues for its most recent fiscal year were $4,816,128.

As of September 20, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $31,493,520 (based on the last sale price of the common stock on the OTC Bulletin Board of $13.60 per share).

The number of shares of Common Stock of the registrant outstanding as of September 20, 2005 was 2,645,000.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

ROYAL FINANCIAL, INC.

Form 10-KSB for Fiscal Year Ended

June 30, 2005

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Royal Financial, Inc. (the “Company”) was incorporated under the laws of Delaware on September 15, 2004 for the purpose of serving as the holding company of Royal Savings Bank (the “Bank”) as part of the Bank’s conversion from a mutual to stock form of organization, which was completed on January 20, 2005. The Bank was founded in 1887 as Royal Savings and Loan Association, and is a community and customer-oriented stock savings bank organized under the laws of the State of Illinois. The Bank is engaged in the business of retail banking, with operations conducted through its main office located in Chicago, Illinois and two branch offices located in Chicago and Lansing, Illinois.

The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, consumer loans and other loans. Starting in 2003 with the addition of new management with commercial banking experience, the Bank began to offer commercial loan products, such as commercial real estate loans, multi-family real estate loans, and to a lesser extent, commercial loans and other services, in an effort to transition the Bank into a more diversified financial institution from a traditional savings bank.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service. As mentioned above, historically the Bank’s business strategy had been to emphasize one- to four-family residential mortgage lending, and it will continue to offer this type of lending. Beginning in 2003, we broadened the range of our products and services by expanding our loan portfolio to include commercial real estate lending, multi-family real estate lending, and to a lesser extent commercial lending. In addition, Royal Savings Bank built a new headquarters (with two drive-up lanes and an ATM) adjacent to its former location, which was completed in June 2004, and established a new branch in Lansing, Illinois, which opened in March 2004. Over the last two years, we added additional depth in management with expertise in commercial banking, including Donald A. Moll, President and Chief Executive Officer, with over 35 years of banking experience; Neil Brodzinski, Senior Vice President, Chief Financial Officer and Treasurer, with over 30 years of banking experience; Andrew Morua, Senior Vice President – Loans, with over 15 years of banking experience; Robert Necastro, Senior Vice President – Loans, with over 30 years of banking experience; and Kelly Wilson, Vice President – Operations and IT Manager, with 12 years of banking experience. We intend over time to introduce additional products and services, consistent with our new emphasis on commercial lending.

Highlights of our business strategy are as follows:

•	Remaining a Community-Oriented Institution. We were established in Chicago, Illinois in 1887 and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers.

•	Diversification of Loan Portfolio. Beginning in 2003, we began to shift our efforts to diversify our loan portfolio to loans other than one- to four-family residential loans and began to make (or purchase participations in) commercial real estate loans, multi-family loans and commercial loans. At June 30, 2005, our $52.6 million loan portfolio consisted primarily of $21.9 million of one- to four-family residential loans, $24.4 million of commercial real estate loans, $778,000 of multi-family loans, and $5.3 million of commercial loans.

•	Sale of Conforming One- to Four-Family Residential Real Estate Loans. Historically, we originated and retained in our loan portfolio one- to four-family residential loans within our market area. As part of our business strategy, we will continue to make such loans but will attempt to sell fixed rate loans to investors in the secondary market. During the year ended June 30, 2005, we originated $5.9 million of one- to four-family residential mortgage loans, of which $2.2 million were sold to a commercial investor. We will continue to sell some of these loans.

•	Offering New Commercial Products and Services. We are currently developing new products for our customers, such as internet banking and business checking accounts. We expect that these new products will increase our deposit base and our fee income. We anticipate significant growth in commercial real estate and commercial lending, and will emphasize a shift from a predominately one- to four-family residential mortgage loan portfolio to a predominately commercial real estate loan portfolio through our loan officer call program and by developing new and further strengthening existing relationships. The loan officer call program identifies certain individuals and companies as potential customers and assigns them to loan officers of the Bank, who contacts the potential customer regarding loan opportunities. Such officers will also be responsible for monitoring any relationship once they become a customer on an ongoing basis.

•	Increasing our Lending Capacity. The additional capital raised in our initial public offering in 2005 increased our lending capacity and will enable us to originate more loans and loans with larger balances. This will permit us to serve borrowers with larger lending needs and to originate larger loans than we have in the past.

•	Maintaining High Levels of Earning Assets. Our earning assets were approximately 94% of average assets at June 30, 2005.

•	Growth in Hispanic Market. We intend to solidify our niche as one of the last community banks in the neighborhoods we serve. Special business development efforts will be concentrated in heavily populated Hispanic communities that surround our three branch locations, including, but not limited to, southeast Chicago communities such as South Chicago and the East Side, and in strategic south suburban and northwest Indiana neighborhoods. Our primary objective will be to concentrate efforts in attracting commercial and commercial real estate loans from underserved small businesses. The Bank is in the process of becoming an approved lender with the Small Business Administration, and may become an approved lender with other government and municipality insured lending programs in the future, as a means of mitigating certain inherent risks associated with lending to these underserved small businesses. Additionally, we will capitalize on retail banking opportunities with a strong emphasis on mortgage lending.

Market Area and Competition

The Bank is a community-oriented savings bank. The Bank’s primary deposit gathering efforts and lending activities are concentrated primarily in the communities surrounding its offices, which include southeastern Cook County, Illinois and northwest Indiana.

The Bank’s market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank’s Chicago offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds, particularly Hispanic. Management of the Bank believes that its urban communities are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families. The Bank’s Lansing office is located in south suburban Chicago, which consists predominantly of middle income families.

The Bank faces significant competition in its market areas, both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. The Bank does not rely upon any individual group or entity for a material portion of its deposits. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Competition for loans comes principally from financial institutions and mortgage companies in our primary market area. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

Lending Activities

General. At June 30, 2005, our net loan portfolio totaled $52.3 million, representing approximately 46.2% of total assets at that date. Historically, one of the principal lending activities of the Bank was the origination of one- to four-family residential loans. Since the hiring of the new management in 2003, the Bank has begun to diversify its loan portfolio to include commercial real estate and commercial lending. Our overall lending philosophy is to:

•	originate commercial real estate loans in its market area,

•	originate and sell one- to four-family residential, fixed rate loans, and

•	to a lesser extent, originate multi-family and nonresidential mortgage loans, commercial loans, construction loans and consumer loans in our market area.

At June 30, 2005, one- to four-family residential loans amounted to $21.9 million, or 41.7% of the total loan portfolio. During fiscal year 2005, the Bank sold $2.2 million of one- to four-family loans with servicing released. At June 30, 2005, commercial real estate loans and multi-family loans amounted to $24.4 million and $778,000, or 46.3% and 1.5% of the total loan portfolio, respectively. At June 30, 2005, commercial loans amounted to $5.3 million, or 10.0% of the total loan portfolio.

The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System, or the Federal Reserve Board,

legislative and tax policies and governmental budgetary matters. A savings institution generally may not make loans to any one borrower in an amount that exceeds 25% of its unimpaired capital and surplus. At June 30, 2005, the Bank’s regulatory limit on loans to one borrower was $5.6 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $4.7 million, $3.0 million, $2.2 million, $2.0 million and $2.0 million. Each of the Bank’s five largest loans or groups of loans was performing in accordance with its terms at June 30, 2005.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	June 30,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$21,913	41.65%	$20,119	57.60%	$21,304	88.34%
Commercial real estate loans	24,372	46.33	10,538	30.17	1,863	7.72
Multi-family loans	778	1.48	957	2.74	779	3.23

Total real estate loans	47,063	89.46	31,614	90.51	23,946	99.29
Commercial loans	5,267	10.01	3,041	8.71	—	—
Consumer loans:
Home Equity loans	117	0.22	89	0.26	14	0.06
Share loans	164	0.31	183	0.52	157	0.65

Total consumer loans	281	0.53	272	0.78	171	0.71

Total Loans	$52,611	100.00%	$34,927	100.00%	$24,117	100.00%

Less:
Deferred loan fees and costs, net	(1)		(6)		22
Allowance for loan losses	286		236		233

Loans receivable, net	$52,326		$34,697		$23,862

Origination of Loans. The Company’s lending activities are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders, existing customers and loan officers of the Bank. Written loan applications are taken by loan officers. The loan officers also supervise the procurement of credit reports, appraisals and other documentation involved with originating a loan. Property valuations are performed by independent outside appraisers approved by the Board of Directors of the Bank.

Under the Bank’s real estate lending policy, a title opinion or a title insurance policy must be obtained for each real estate loan. The Bank also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. The Bank frequently requires borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums. The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Bank’s loan policy authorizes senior vice presidents to approve aggregate extensions of credit up to $250,000 and the President/Chief Executive Officer to approve aggregate extensions of credit up to $500,000. The Loan Committee is authorized to approve aggregate extensions of credit up to $1 million. Any aggregate extension of credit over $1 million requires approval of the entire Board of Directors.

Maturity of Loan Portfolio. The following table presents certain information at June 30, 2005, regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to prepayments as a result of the refinancing of adjustable-rate and fixed-rate loans at lower rates). Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or the allowance for loan losses.

	At June 30, 2005
	One- to Four-Family	Commercial Real Estate	Multi-family	Commercial	Consumer	Total Loans
	(In thousands)
Amounts Due In:
One year or less	$1,240	$3,892	$—	$4,864	$65	$10,061
More than one year to five years	1,721	16,893	250	403	120	19,387
More than five years	18,952	3,587	528	—	96	23,163

Total amount due	$21,913	$24,372	$778	$5,267	$281	$52,611

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2006 that have fixed interest rates or that have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One- to four-family loans	$20,673	$—	$20,673
Commercial real estate loans	15,784	4,696	20,480
Multi-family loans	778	—	778
Commercial loans	403	—	403
Consumer loans:
Home Equity loans	117	—	117
Share loans	69	30	99

Total loans	$37,824	$4,726	$42,550

One- to Four-Family Residential Real Estate Loans. One of the Bank’s primary lending activities is the origination of loans secured by one- to four-family residences. At June 30, 2005, $21.9 million, or 41.7%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Bank. The Bank’s present lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property. If the Bank originates a residential mortgage loan with a loan-to-value in excess of 80%, the Bank typically requires the borrower to obtain private mortgage insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include “due-on-sale” clauses.

The Bank offers residential mortgage loans with either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank’s fixed rate loans generally are originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors that purchase mortgages in the secondary market. At June 30, 2005, $21.9 million, or 100%, of the Bank’s one- to four-family residential mortgage loans were fixed rate loans.

The Bank sells a portion of the newly originated one- to four-family residential loans to third-party private investors, consistent with our interest rate risk policy. All loans are sold servicing released. The Bank collects origination fees in connection with these sales.

The following table shows total loans originated, sold, purchased and repaid during the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(In thousands)
Loan Originations:
Real estate loans:
One- to four-family loans	$5,912	$7,840	$4,289
Commercial real estate loans	15,739	3,606	469
Multi-family loans	—	232	—
Commercial loans	5,842	3,147	—
Consumer loans:
Home Equity loans	—	80	—
Share loans	71	98	67

Total Loan Originations	27,564	15,003	4,825
Participations Purchased(1)	6,384	9,234	—
Sales and Loan Principal Reductions:
Loans sold(2)	(2,166)	(3,380)	—
Loan principal reductions	(14,099)	(9,991)	(6,567)

Total loans sold and principal reductions	$(16,265)	$(13,371)	$(6,567)
Increase (decrease) due to other items, net(3)	(55)	(31)	(48)

Net increase (decrease) in loan portfolio	$17,628	$10,835	$(1,790)

(1)	Participations purchased consist of commercial real estate loans.
(2)	Loans sold consist of one- to four-family real estate loans.
(3)	Other items consist of loans in process, deferred fees, unearned interest and allowance for loan losses. Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Bank concentrates its lending activity to its primary market area in Cook County, Illinois. The Bank may invest up to 15% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.

The Bank offers, but historically has not originated, adjustable-rate one- to four-family residential mortgage loans due to lack of demand.

At June 30, 2005, home equity loans amounted to $117,000, or 0.2% of the total loan portfolio. These loans are secured by the underlying equity in the borrower’s residence. As a result, the Bank generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage loan held by the Bank. If the Bank does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have 10-year terms and may have either floating rates of interest tied to the Bank’s internal prime rate or fixed rates of interest.

Multi-Family Residential Loans. The Bank also offers multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80%. At June 30, 2005, the Bank had $778,000 in multi-family residential mortgage loans which amounted to 1.5% of the total portfolio.

Commercial Real Estate Loans. The Bank’s commercial real estate loan portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, retail stores and restaurants generally located within the Chicago MSA and Northwest Indiana. In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the Midwest. Some of the collateral securing such loans is outside the Chicago MSA, but is still in the Midwest. Commercial real estate loans amounted to $24.4 million or 46.3% of the total loan portfolio at June 30, 2005. Participation interest in commercial real estate loans purchased amounted to $9.9 million, or 40.6% of the commercial real estate portfolio at June 30, 2005. Before purchasing such loans, the Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.

Commercial real estate loans typically have a loan-to-value ratio of 75% or less and generally have shorter maturities than one- to four-family residential mortgage loans. The maximum term of the commercial real estate loans is from 5 to 10 years based on up to a 20-year amortization schedule. Most have fixed rates, but some have floating rates tied to the Bank’s internal prime rate. Otherwise, the commercial real estate loans have terms that are substantially similar to its one- to four-family residential mortgage loans.

Commercial real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Bank generally attempts to mitigate the risks associated with its commercial real estate lending by, among other things, lending primarily in its market area and using lower loan-to-value ratios in the underwriting process.

Commercial Loans. At June 30, 2005, commercial loans amounted to $5.3 million, or 10.0% of the loan portfolio. Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal prime rate or fixed rates of interest. Commercial loans are made to small to medium-size businesses within the Bank’s market area. A substantial portion of the Bank’s small business loans are secured by real estate, equipment and other corporate assets. The Bank also generally obtains personal guarantees from the principals of the borrower with respect to all commercial loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor’s home or the business property. Any issuances of commercial letters of credit on behalf of a customer is secured 100% by certificates of deposit and/or savings accounts held at the Bank. At June 30, 2005, outstanding letters of credit amounted to $262,000. Commercial loans generally are deemed to involve a greater degree of risk than one- to four-family residential mortgage loans.

Consumer Loans. The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. At June 30, 2005, $281,000, or 0.53% of the total loan portfolio, consisted of consumer loans. The consumer loans offered include home equity loans and loans secured by deposit accounts in the Bank, which are sometimes referred to as share loans. Loans secured by deposit accounts in the Bank amounted to $164,000, or 0.31% of the total loan portfolio at June 30, 2005. Such deposit account loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying savings account and have three year maximum terms.

Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or “points” for originating loans in most cases. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality General. The Bank mails delinquency notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. Additional notices are sent out when a loan becomes 30 days or 60 days past due. If a loan becomes 90 days past due, the Bank mails a notice indicating that the Bank will refer it to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest.

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company did not have any real estate owned at June 30, 2005.

Delinquent Loans. At June 30, 2005 there were no loans which were 30 days or more past due.

Nonperforming Assets. The following table presents information with respect to the nonperforming assets at the dates indicated.

	At June 30,
	2005	2004	2003
	(Dollars in thousands)
Nonaccruing Loans:
Real estate loans:
One- to four-family loans	$—	$—	$551
Commercial real estate loans	—	—	—
Multi-family loans	—	111	—
Commercial loans	—	—	—
Consumer loans:
Home Equity loans	—	—	—
Share loans	—	—	—

Total nonaccruing loans	—	111	551
Loans past due over 90 days still on accrual	—	17	1

Real estate owned(1)	—	—	—

Total nonperforming assets(2)	—	128	552
Troubled debt restructurings	—	—	—

Troubled debt restructurings and total nonperforming assets	$—	$128	$552

Total nonperforming loans and troubled debt restructurings as a percentage of total loans	0.00%	0.37%	2.29%

Total nonperforming assets and troubled debt restructurings as a percentage of total assets	0.00%	0.14%	0.64%

(1)	Real estate owned typically includes other repossessed assets and the balances are shown net of related loss allowances.
(2)	Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.

For the years ended June 30, 2005, 2004 and 2003, the amount of interest income that would have been recorded on non-accrual loans was $0, $9,000 and $36,000, respectively.

Classified Assets. Federal regulations and the Illinois Savings Bank Act require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If all or a portion of an asset is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover inherent losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

There were no classified assets at June 30, 2005, and no significant loans for which the terms had been renegotiated or restructured, or for which there were serious doubts as to the ability of the borrower to comply with repayment terms.

Allowance for Loan Losses. At June 30, 2005, the allowance for loan losses was $286,000, or 0.54% of the total loan portfolio. The loan loss allowance is maintained by management at a level considered adequate to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans. Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis. This includes reviewing delinquency trends, impaired loans, loan to value ratios and types of collateral. Based on this review, management determined that a reserve of approximately 70 basis points on commercial real estate loans and a reserve of approximately 101 basis points on commercial loans was appropriate at June 30, 2005. This resulted in an overall reserve on commercial and commercial real estate loans of approximately 80 basis points. Management then compared this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis. Based on these factors, including the fact that the Bank did not have any delinquencies or impaired credits within the commercial or commercial real estate loan portfolio, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at June 30, 2005.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$42	41.65%	$102	57.60%	$202	88.34%
Commercial real estate loans	146	46.33	78	30.17	18	7.72
Multi-family loans	3	1.48	5	2.74	8	3.23
Commercial loans	95	10.01	44	8.71	—	—
Consumer loans:
Home equity loans	—	0.22	2	0.26	1	0.06
Share loans	—	0.31	5	0.52	4	0.65

Total	$286	100.00%	$236	100.00%	$233	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses during the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	236	233	197
Charge-offs	—	—	—
Provision for loan losses	50	3	36

Balance at end of period	$286	$236	$233

Allowance for loan losses as a percent of total loans outstanding	0.54%	0.68%	0.97%
Allowance for loan losses as a percent of total nonperforming loans	0.00%	184.38%	42.21%
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Investment Securities

The Bank has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies, government sponsored entities, and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds. The Bank’s investment strategy is established by the Investment Committee which presently consists of Alan Bird, Chairman of the Company and the Bank, Donald Moll, the Company’s and the Bank’s President and CEO, and John Dempsey, a director of the Company and the Bank and Chairman of the Company’s Audit Committee. The Investment Committee meets on a monthly basis and the strategy established by the committee is implemented by the Bank’s President and Chief Financial Officer. Any material deviations from the investment strategy requires approval by the Investment Committee. At June 30, 2005, the Company did not hold any investment with an aggregate book value in excess of 10% of stockholders’ equity.

The following table sets forth information relating to the amortized cost and fair value of the securities portfolio, all of which are classified as available-for-sale.

	At June 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government sponsored entities	$16,311	$16,185	$17,732	$17,446	$10,811	$10,952
State and municipal	—	—	715	734	1,912	1,971
Mortgage-backed	2,011	2,038	2,655	2,691	4,315	4,417
Collateralized mortgage obligations	14,591	14,523	16,113	15,884	22,071	22,033
Corporate	500	496	7,634	7,771	10,754	11,469

Total	$33,413	$33,242	$44,849	$44,526	$49,863	$50,842

The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2005. The amounts reflect fair value of the securities at June 30, 2005.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	6-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total
	(Dollars in thousands)
U.S. Government sponsored entities(1)	$1,790	3.64%	$14,395	3.73%	$—	—%	$—	—%	$16,185
Mortgage-backed	1	4.26	408	4.37	657	4.26	972	4.68	2,038
Collateralized mortgage obligations	—	—	187	3.43	2,831	4.22	11,505	4.23	14,523
Corporate	—	—	—	—	496	5.14	—	—	496

Total	$1,791	3.64%	$14,990	3.74%	$3,984	4.23%	$12,477	4.30%	$33,242

(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%.

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

The mortgage-backed securities consist of Government National Mortgage Association securities, Federal Home Loan Mortgage Corporation securities and Federal National Mortgage Association securities. The Government National Mortgage Association is a government agency within the Department of Housing and Urban Development that is intended to help finance government-assisted housing programs. Government National Mortgage Association securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Government National Mortgage Association securities is guaranteed by the Government National Mortgage Association and backed by the full faith and credit of the U.S. Government. The Federal Home Loan Mortgage Corporation is a corporation chartered by the U.S. Government that issues participation certificates backed principally by conventional mortgage loans. The Federal Home Loan Mortgage Corporation guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Federal National Mortgage Association is a corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Federal National Mortgage Association guarantees the timely payment of principal and interest on Federal National Mortgage Association securities. Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities are not backed by the full faith and credit of the United States, but because the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

Mortgage-backed securities generally yield less than the loans underlying those securities because of their payment guarantees or credit enhancements that offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

Sources of Funds

General. Deposits are the primary source of funding for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits. Deposits are attracted by the Bank principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Bank obtains deposits primarily from residents of Illinois. The Bank has not solicited deposits from outside Illinois or paid fees to brokers to solicit funds for deposit.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal and state regulations. The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

The following table shows the distribution of and certain other information relating to the Bank’s deposits by type as of the dates indicated.

	At June 30,
	2005		2004		2003
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposits
Interest bearing	$10,386	13.30%	$9,411	12.14%	$5,626	7.98%
Non-interest bearing	4,599	5.89	1,850	2.39	632	0.90
Savings deposits	31,915	40.86	32,247	41.59	30,105	42.73

Total transaction accounts	46,900	60.05	43,508	56.12	36,363	51.61
Certificate accounts:
0.00% – 0.99%	—	—	114	0.15	—	—
1.00% – 1.99%	8,794	11.26	21,248	27.41	14,637	20.77
2.00% – 2.99%	16,278	20.84	5,606	7.23	13,151	18.67
3.00% – 3.99%	5,009	6.41	5,582	7.20	3,414	4.85
4.00% – 4.99%	1,126	1.44	1,273	1.64	1,845	2.62
5.00% – 5.99%	—	—	191	0.25	1,045	1.48

Total certificate accounts	31,207	39.95	34,014	43.88	34,092	48.39

Total deposits	$78,107	100.00%	$77,522	100.00%	$70,455	100.00%

The following table sets forth the savings activities of the Bank during the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(In thousands)
Total deposits at beginning of period	$77,522	$70,455	$70,388
Net deposits (withdrawals)	(612)	5,959	(1,537)
Interest credited	1,197	1,108	1,604

Total deposits at end of period	$78,107	$77,522	$70,455

The following table shows the interest rate and maturity information for the Bank’s certificates of deposit at June 30, 2005.

	Maturity Date
Interest Rate	One Year or Less	1-2 Years	2-3 Years	Over 3 Years	Total
	(In thousands)
1.00% -1.99%	$8,225	$569	$—	$—	$8,794
2.00% -2.99%	11,476	4,347	455	—	16,278
3.00% -3.99%	1,200	1,831	1,978	—	5,009
4.00% -4.99%	832	—	—	294	1,126

Total	$21,733	$6,747	$2,433	$294	$31,207

As of June 30, 2005, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $7.0 million. The following table presents the maturity of these time certificates of deposit at such dates.

June 30, 2005
(In thousands)
3 months or less	$2,094
Over 3 months through 6 months	2,381
Over 6 months through 12 months	923
Over 12 months	1,619

$7,017

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made under several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

The following table shows certain information regarding the short-term borrowings of the Bank at or for the dates indicated:

	At or for the Year Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Federal Home Loan Bank open line of credit:
Average balance outstanding	$1,145	$2,000	$2,000
Maximum amount outstanding at any month-end during the period	2,000	2,000	2,000
Balance outstanding at end of period	—	2,000	2,000
Average interest rate during the period	4.89%	4.85%	4.85%
Weighted average interest rate at end of period	—	4.78	4.78

At June 30, 2005, the Bank had no outstanding advances from the Federal Home Loan Bank.

Subsidiaries

The Company’s only subsidiary is Royal Savings Bank. The Bank does not currently have any subsidiaries.

Total Employees

The Bank had 40 equivalent full-time employees at June 30, 2005. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

The following is a summary of material provisions of the statutes and regulations applicable to the Bank and the Company. However, these summaries are not complete, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations are likely to change in the future, and we cannot predict what effect these changes, if made, will have on our operations. Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

General. Upon completion of the conversion, Royal Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, or the BHC Act. A bank holding company registered in accordance with the BHC Act is regulated by and subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board has the authority to conduct examinations of bank holding companies as well. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to:

•	assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations relating to the BHC Act;

•	order termination of nonbanking activities of nonbanking subsidiaries of bank holding companies; and

•	order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

Because the Bank is chartered under Illinois law, the Company is also subject as a savings bank holding company to examination and regulation by the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation, or DBRE, under the Illinois Savings Bank Act.

The BHC Act - Acquisitions and Permissible Activities. The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to:

•	acquire substantially all the assets of a bank;

•	acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association;

•	increase any such nonmajority ownership or control of any bank, bank holding company or savings association; or

•	merge or consolidate with any bank holding company.

Federal law generally authorizes bank holding companies to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate bank holding company and bank mergers and, to a lesser extent, interstate branching.

Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act of 1999, or GLBA (as discussed below), the BHC Act prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incidental business.

The GLBA, which was enacted on November 12, 1999, permits a qualifying bank holding company to become a “financial holding company” and to engage in a broader range of activities than is permissible for a traditional bank holding company. In order to qualify for this election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under Federal Reserve Board regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to meeting community credit needs. Under the GLBA, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary to those activities, as determined by the Federal Reserve Board. The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities. At this time, Royal Financial has not elected to become a financial holding company and has no immediate plans to do so.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Interstate Banking Act, bank holding companies are allowed to acquire banks across state lines subject to various requirements of the Federal Reserve Board. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and, as a result, create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications submitted to it under the BHC Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance-sheet items, or total risk-based capital ratio, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other nonqualifying intangible assets. Tier 2 capital generally consists of:

•	hybrid capital instruments;

•	perpetual preferred stock, which is not eligible to be included as Tier 1 capital;

•	term subordinated debt and intermediate-term preferred stock; and

•	subject to limitations, general allowances for loan losses.

Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total average assets, or leverage ratio, of 3.0%. Total average assets for this purpose do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 capital. The Federal Reserve Board has announced that the 3.0% leverage ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. For all other bank holding companies, the minimum leverage ratio is 4%, and bank holding companies with supervisory, financial, managerial or operational weaknesses or organizations expecting significant growth are expected to maintain capital ratios well above minimum levels.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines. At June 30, 2005, the Company’s total risk-based capital ratio, Tier 1 Capital and leverage ratio exceed the Federal Reserve Board’s capital adequacy requirements.

Ownership Limitations. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a depository institution or a depository institution holding company unless the appropriate federal banking agency has been given at least 60 days to review the proposal and public notice has been provided. “Control” is generally defined under this act as ownership of 25% or more of any class of voting stock. In addition, under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a depository institution or a depository institution holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control. Furthermore, any company, as that term is broadly defined in the BHC Act, would be required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of a depository institution or a depository institution holding company, or such lesser percentage as the Federal Reserve Board deems to constitute a “controlling influence.”

In addition, under the Savings Bank Act, any person who acquires more than 10% of Royal Financial stock may be required to obtain the prior approval of the Director of the DBRE.

Bank Holding Company Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income for the preceding year is sufficient to fund the dividends and the expected rate or earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

Bank Holding Company Support of Subsidiary Banks. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, or FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with:

•	the “default” of a commonly controlled FDIC-insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC – insured deposited institution “in danger of default.”

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, implements a broad range of corporate governance and accounting measures for public companies (including publicly held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through recently adopted rules, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.

Bank Regulation

General. The Bank is an Illinois-chartered savings bank. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the DBRE, as well as by the FDIC, as its primary federal regulator and insurer of deposits. The Bank is a member of the Federal Home Loan Bank of Chicago, or FHLB. The Federal Deposit Insurance Act, or FDIA, requires prior FDIC approval for any merger or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the FDIC the power to issue cease-and-desist orders. A cease-and-desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal laws and regulations that, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to an executive officer, director or principal stockholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines the Bank for its compliance with statutes that restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

•	extensions of credit to the bank holding company and any non-banking affiliates;

•	the purchase of assets from affiliates;

•	the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and

•	investments in stock or other securities issued by affiliates or acceptance of these loans as collateral for an extension of credit.

In addition, the Bank is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities:

•	the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers);

•	the nature and amount of securities in which it may invest;

•	the amount of investment in the bank’s premises; and

•	the manner in and extent to which it may borrow money.

Furthermore, all banks are affected by the credit policies of the Federal Reserve Board, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past, and we expect this influence to continue in the future.

Capital Requirements. Under the Illinois Savings Bank Act and the implementing regulations of the DBRE, an Illinois savings bank must maintain a minimum capital at a level not less than that required to maintain insurance of deposits by the FDIC. The DBRE has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank’s financial condition, history, management or earnings prospects.

Lending Restriction. The Bank is prohibited by the Illinois Savings Bank Act from making secured or unsecured loans for business, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the DBRE authorizes in higher percentage limit for those loans upon the request of an institution.

The Bank is also subject to a loans-to-one-borrower limitation. Under the Illinois Savings Bank Act, the total loans and extensions of credit by the Bank to any one person outstanding at one time must not exceed the greater of 25% of the Bank’s total capital plus general loan loss reserves, or $500,000. In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank’s capital plus general loan loss reserves if secured by readily marketable collateral.

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act restrict transactions between a bank and an affiliated company, including a parent bank holding company. The Bank is subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities of affiliated companies, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with nonaffiliates. Generally, the Bank s is limited in its extensions of credit to any affiliate to 10% of its capital and in its extensions of credit to all affiliates to 20% of its capital.

The Illinois Savings Bank Act prohibits the Bank from extending credit of any kind to any person or entity to purchase stock in the offering.

Dividends. Under the Illinois Savings Bank Act, the Bank may declare dividends only when its total capital is greater than that required by the Illinois Savings Bank Act. Dividends may be paid by the Bank out of its net profits. The written approval of the DBRE must be obtained, however, before a savings bank may declare dividends in excess of its net profits in any year. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the DBRE or (iii) the amount required for the liquidation account established by the Bank in connection with the Bank’s conversion to stock form. The DBRE and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the DBRE or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

Federal Reserve System. The Bank is subject to Federal Reserve Board regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require 3% reserves on the first $47.6 million of transaction accounts plus 10% on the remainder. The first $7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with this requirement.

Federal Home Loan Bank System. The Bank is a member of the FHLB. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At June 30, 2005, the Bank had $369,500 in FHLB stock, which was in compliance with this requirement. At June 30, 2005, the Bank had no FHLB advances outstanding.

Illinois Banking System. The DBRE and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as the Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. The DBRE has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operation of the DBRE. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the DBRE. The DBRE also assesses fees for examinations conducted by the DBRE’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended June 30, 2005, the Bank paid approximately $24,000 in supervisory fees and expenses.

Under the Illinois Savings Bank Act, a savings bank, such as the Bank, must maintain minimum capital of 3% of total assets. The DBRE may establish higher minimums based upon a savings bank’s history, management or earnings prospects.

Standards for Safety and Soundness. The FDIA, as amended by the Federal Deposit Insurance Corporation Improvements Act of 1991, or the FDICIA, and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards under FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA discussed below. If an institution fails to comply with such an order, the FDIC may seek to enforce its order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies have also proposed guidelines for asset quality and earning standards.

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve Board and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan that, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions under the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The Bank did not have assets of $500 million or more at the beginning of fiscal year 2005, and therefore need not provide an annual report as required by FDICIA.

As of June 30, 2005, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Savings Association Insurance Fund, or SAIF. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to SAIF), and “C” (institutions that pose a substantial probability of loss to SAIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During fiscal year 2005, the Bank paid deposit insurance premiums in the aggregate amount of $15,000.

Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. Management does not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Community Reinvestment. Under the Community Reinvestment Act, or the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas:

•	lending, to evaluate the institution’s record of making loans in its assessment areas;

•	investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and business; and

•	service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

The Bank was assigned a “satisfactory” rating in July 2003 as a result of its last CRA examination.

Bank Secrecy Act. Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United states Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the Bank Secrecy Act or has no lawful purpose.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, is designed to deny terrorists and others the ability to obtain access to the United States financial system. The Patriot Act has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act and its implementing regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

Compliance with Consumer Protection Laws. The Bank is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to meet the credit needs of their communities;

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease-and-desist orders, receivership, conservatorship or the termination of deposit insurance.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is located and conducts its business at the Bank’s main office at 9226 Commercial Avenue, Chicago, Illinois 60617. In addition to the main office, the Bank has branch locations at 10555 South Ewing Avenue, Chicago, Illinois 60617 and 17130 S. Torrence Avenue, Lansing, Illinois 60438. The Company owns each office building except the Lansing location which it leases. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “RYFL”. At June 30, 2005, the Company had 194 record holders of its common stock. The table below shows the reported high and low bid price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2005. The Company completed its initial public offering on January 20, 2005.

	2005
	High	Low	Dividends Declared
First quarter	N/A	N/A	N/A
Second quarter	N/A	N/A	N/A
Third quarter	$12.75	$10.00	N/A
Fourth quarter	12.90	11.50	N/A

Dividend Policy

The Company does not currently pay cash dividends on its common stock. In the event that the Board of Directors does decide to declare a dividend, such payment will depend upon a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company intends to file consolidated tax returns with the Bank. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings banks. See “Supervision and Regulation.”

The Company currently has no intention to initiate, and will not initiate for a period of at least one year following completion of the conversion, any action that leads to a return of capital (as distinguished from a dividend) to stockholders of the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

This discussion and analysis reflects the financial statements of the Company and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of the Company. The information in this section has been derived from the Company’s audited consolidated financial statements, which appear beginning on page F-1.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, Federal Home Loan Bank stock and other interest-earning assets (primarily cash and cash equivalents and bank owned life insurance), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, money market deposit accounts and Federal Home Loan Bank borrowings. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts, increases in the cash surrender value of bank owned life insurance, gains and losses on the sale of securities and loans and miscellaneous other income, including income on rental properties. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional services, directors fees, charitable contributions, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Forward-Looking Statements

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses and income tax are deemed critical because they involve the use of estimates and require significant management judgments.

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans, taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the above mentioned reasons. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements or servicing agreements are classified with other liabilities.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate.

The Company maintains the allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. Management believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstanced differ substantially from the assumptions used in making the determinations.

Income Taxes. Accounting for income taxes is a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Company uses an asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company must assess the realization of the deferred tax asset quarterly, and to the extent that management believes that recovery is not likely, a valuation allowance is established. This assessment is impacted by various factors, including taxable income and the composition of the investment securities portfolio. Material changes to these items can cause an adjustment to the valuation allowance. An adjustment to increase or decrease the valuation allowance is charged or credited, respectively to income tax expense.

Selected Financial Data

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

	At June 30,
	2005	2004	2003
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$113,221	$92,677	$86,797
Cash and cash equivalents	17,022	7,943	9,864
Securities available for sale	33,242	44,526	50,842
Loans receivable, net	52,326	34,697	23,862
Deposits	78,107	77,522	70,455
Advances from the Federal Home Loan Bank	—	2,000	2,000
Total equity	34,266	12,699	13,474
Book value per common share	$12.96	N/A	N/A

	Year Ended June 30,
	2005	2004	2003
	(In thousands, except per share data)
Selected Operating Data:
Total interest income	$4,291	$3,581	$4,241
Total interest expense	1,253	1,199	1,595
Net interest income	3,038	2,382	2,646
Provision for loan losses	50	3	36
Net interest income after provision for loan losses	2,988	2,379	2,610
Total noninterest income	525	518	252
Total noninterest expense	4,569	2,798	2,172
Income (loss) before provision for income taxes	(1,056)	99	690
Provision (benefit) for income taxes	(412)	15	211
Net income (loss)	(644)	84	479
Basic and diluted earnings per share(4)	(0.22)	N/A	N/A

	Year Ended June 30,
	2005	2004	2003
Key Financial Ratios:

Performance Ratios:
Return on average assets	(0.58)%	0.09%	0.55%
Return on average equity	(2.90)	0.63	3.50
Interest rate spread(1)	2.71	2.80	3.04
Net interest margin(2)	2.93	2.94	3.32
Total noninterest expenses to average total assets	4.13	3.10	2.51
Efficiency ratio(3)	117.15	102.68	76.67

Asset Quality Ratios:
Nonperforming loans to total loans at end of period	0.00%	0.37%	2.29%
Nonperforming assets to total assets at end of period	0.00	0.14	0.64
Allowance for loan losses to total loans at end of period	0.54	0.68	0.97
Allowance for loan losses to total nonperforming loans at end of period	0.00	184.38	42.21

Capital Ratios:
Total capital (to risk-weighted assets)	35.79%	28.07%	35.07%
Tier 1 capital (to risk-weighted assets)	35.34	27.57	34.44
Tier 1 capital (to average assets)	19.54	13.85	14.79
Equity to assets at end of period	30.26	13.70	15.52

(1)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Noninterest expense, excluding the expenses related to the formation of the Royal Charitable Foundation, divided by the sum of net interest income, plus noninterest income, excluding net gain on sales of securities.
(4)	Earnings per share is calculated based on the period of time from the date of the initial public offering, January 20, 2005, through the period ended June 30, 2005.
N/A	Not applicable.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and the resultant rates, and the net interest margin. The table reflects an adjustment to interest income for nontaxable securities to be included on a fully tax adjusted basis. All average balances are based on average monthly balances during the periods. The Company does not believe that the monthly averages differ significantly from what the daily averages would be.

	Year Ended June 30,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-Earning Assets:
Loans receivable, net(2)	$42,080	$2,646	6.29%	$27,787	$1,821	6.55%	$24,535	$1,778	7.25%
Securities available for sale(7)	36,686	1,175	3.20	50,076	1,724	3.44	52,803	2,453	4.65
Deposits with financial institutions(3)	24,686	454	1.84	3,863	39	1.01	3,842	54	1.41
Federal Home Loan Bank stock	359	20	5.57	336	27	8.04	316	16	5.06

Total interest-earning assets	103,811	4,295	4.14	82,062	3,611	4.40	81,496	4,301	5.28
Noninterest-earning assets:	6,715			8,321			4,903

Total assets	$110,526			$90,383			$86,399

Interest-Bearing Liabilities:
Deposits:
Demand	$21,245	130	0.61	$5,889	39	0.66	$4,579	41	0.89
Savings	40,756	589	1.45	32,348	329	1.02	29,588	400	1.35
Certificates of Deposit	24,772	478	1.93	34,579	734	2.12	34,988	1,057	3.02

Total deposits	86,773	1,197	1.38	72,816	1,102	1.51	69,155	1,498	2.17
Borrowings:
Federal Home Loan Bank advances	1,145	56	4.89	2,000	97	4.85	2,000	97	4.85

Total interest-bearing liabilities	87,918	1,253	1.43	74,816	1,199	1.60	71,155	1,595	2.24

Noninterest-bearing liabilities:	384			2,191			1,568

Total liabilities	88,302			77,007			72,723
Total equity capital(4)	22,224			13,376			13,676

Total liabilities and equity capital	$110,526			$90,383			$86,399

Net average interest-earning assets	$15,893			$7,246			$10,341
Net interest income; interest rate spread(5)		$3,042	2.71%		$2,412	2.80%		$2,706	3.04%
Net interest margin(6)			2.93%			2.94%			3.32%
Average interest-earning assets to average interest-bearing liabilities	118.08%			109.69%			114.53%

(1)	Yields and rates have been annualized where appropriate.
(2)	Includes nonaccruing loans.
(3)	Includes interest-bearing demand deposits, repurchase agreements and federal funds sold.
(4)	Includes retained earnings and accumulated other comprehensive income/(loss).
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax effective yield, assuming a 34% rate.

Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in volume multiplied by prior year rate), (2) changes in rate (change in rate multiplied by prior year volume), and (3) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended June 30,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Yield/Rate	Volume		Total Yield/Rate	Volume
	(In thousands)
Interest-Earning Assets:
Loans receivable, net	$(77)	$902	$825	$(180)	$223	$43
Securities available for sale	(113)	(430)	(549)	(608)	(121)	(729)
Deposits with financial institutions	55	360	415	(16)	14	(15)
Federal Home Loan Bank stock	(9)	2	(7)	10	1	11

Total	(144)	828	684	(794)	104	(690)
Interest-Bearing Liabilities:
Deposits:
Demand	(3)	94	91	(12)	10	(2)
Savings	161	99	260	(105)	34	(71)
Certificates of Deposit	(24)	(232)	(256)	(311)	(12)	(323)

Total deposits	134	(39)	95	(428)	32	(396)
Borrowings:
Federal Home Loan Bank Advances	1	(42)	(41)	—	—	—

Total	135	(81)	54	(428)	32	(396)

Increase (decrease) in net interest income	$(279)	$909	$630	$(3664)	$72	$(294)

Comparison of Financial Condition at June 30, 2005 and June 30, 2004

Total assets increased $20.5 million, or 22.17%, to $113.2 million at June 30, 2005 compared to $92.7 million at June 30, 2004. The increase in total assets resulted primarily from increases in cash and cash equivalents, loans receivable and an increase in premises and equipment, partially offset by a decrease in securities available for sale. Total deposits increased to $78.1 million, or 0.75%, for the year ended June 30, 2005 compared to $77.5 million for the same period in 2004. The increase in loans receivable of $17.6 million, or 50.81%, to $52.3 million at June 30, 2005 compared to $34.7 million at June 30, 2004, resulted from an increase in commercial real estate loans and consumer loans, as well as the purchase of participation interests in commercial and commercial real estate loans. The Bank also purchased life insurance on certain members of management of the Company, which provides $5 million in cash surrender value to the Bank. Increases in cash surrender value of the policies will be used to fund future employee benefit plan expense. The increase in premises and equipment resulted from the construction of our new building at our main office location, which was completed in June 2004. The decrease in securities available for sale of $11.3 million resulted from paydowns, calls and maturities of $19.3 million and our decision to sell select securities due to market conditions. This activity was partially offset by $8.0 million of available for sale securities purchases for the year ended June 30, 2005. Total stockholders’ equity increased $21.6 million, or 169.84%, to $34.3 million for the year ended June 30, 2005 compared to $12.7 million for the same period in 2004. This increase in stockholders’ equity resulted from the proceeds received from the Company’s initial public offering.

Comparison of Results of Operations for the Years Ended June 30, 2005 and June 30, 2004

General. The Company’s net loss amounted to $644,000 for the year ended June 30, 2005 compared to net income of $84,000 for the year ended June 30, 2004. The decrease in net income reflected primarily an increase in noninterest expense, partially offset by an increase in net interest income. Return on average assets was (0.58)% for the year ended June 30, 2005 as compared to 0.09% for the year ended June 30, 2004. Return on average equity was (2.09)% and 0.63% for the years ended June 30, 2005 and 2004, respectively. Equity to assets at June 30, 2005 and 2004 was 30.26% and 13.70%, respectively.

Interest Income. Interest income increased by $710,000, or 19.82%, to $4.3 million for the year ended June 30, 2005 from $3.6 million for the same period in 2004. The increase in interest income resulted primarily from an increase in total interest earning assets of $21.7 million, or 26.50%, to $103.8 million for the year ended June 30, 2005 from $82.1 million for the same period in 2004. The increase was offset by a decline in the average yield on interest earning assets to 4.14% per annum from 4.40% per annum.

Interest income on loans increased by $825,000, or 45.31%, for the year ended June 30, 2005 compared to the same period in 2004. The increase was due to a $14.3 million, or 51.44%, increase in the average balance of loans for the year ended June 30, 2005 compared to the same period in 2004, offset by a 26 basis point decrease in the yield on loans, reflecting the lower market interest rate environment during 2005.

Interest income on securities available for sale decreased by $524,000, or 30.91%, due primarily to a decrease in the yield on such assets to 3.20% per annum from 3.44% per annum, and a $13.4 million, or 26.74% decrease in the average balance of such securities for the year ended June 30, 2005 compared to the 2004 period.

Interest Expense. Interest expense on deposits increased $95,000, or 8.62%, to $1.2 million for the year ended June 30, 2005 from $1.1 million for the same period in 2004. The increase was due to an increase of $14.0 million, or 19.17%, in the average balance of such deposits for the year ended June 30, 2005 from the same period in 2004, offset by a 13 basis point decline in the rates paid on such deposits to 1.38% per annum for the year ended June 30, 2005.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets tax effected and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $630,000, or 26.12%, to $3.0 million for the year ended June 30, 2005 compared to $2.4 million for the year ended June 30, 2004. The increase was primarily due to an increase in the ratio of interest-earning assets to interest-bearing liabilities (118.08% from 109.69%) offset by a decrease in our net interest rate spread to 2.71% per annum from 2.80% per annum.

Provision for Losses on Loans. Provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred losses based on a methodology implemented by the Bank that is designed to assess, among other things, experience, the volume and type of lending conducted by the Bank, overall portfolio mix, the amount of the Bank’s classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the Bank’s loan portfolio, general economic conditions, particularly as they relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. Management assesses the allowance for loan losses on a quarterly basis and will make a provision for loan losses as deemed appropriate by management in order to maintain the adequacy of the allowance for loan losses.

When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan charge-off equal to the difference between the fair value of the property securing the loan and the loan’s carrying value. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

For the years ended June 30, 2005 and June 30, 2004, the provision for losses on loans amounted to $50,000 and $3,000, respectively. The allowance for loan losses was $286,000, or 0.54% of total loans, at June 30, 2005, as compared to $236,000, or 0.68% of total loans, at June 30, 2004. While the Bank cannot assure that future charge-offs and/or additional provisions will not be necessary, the Bank believes that, as of June 30, 2005, its allowance for loan losses was adequate for probable incurred losses.

Noninterest Income. Noninterest income increased $7,000, or 1.35%, to $526,000 for the year ended June 30, 2005 compared to $519,000 for the same period in 2004. This increase was primarily due to an increase in service charges on deposit accounts as the fee structure was changed, an increase in earnings on bank-owned life insurance, offset by a decrease in the gain on the sales of loans and a decrease in other income.

Noninterest Expense. Noninterest expense increased $1.8 million, or 63.30%, to $4.6 million for the year ended June 30, 2005 compared to $2.8 million for the same period in 2004. Compensation and employee benefits increased $405,000, or 26.99%, as new personnel were hired when the Bank expanded its product lines and opened a new branch facility. Additionally, 21,160 shares of the Company’s common stock were allocated to ESOP participants during 2005, resulting in $258,000 of compensation expense. Also, during 2005, the Company organized a charitable foundation, to which it contributed $100,000 and shares of common stock of the Company valued at $500,000, which increased non-interest expense by $600,000. The $600,000 was an initial contribution to establish the foundation and accordingly, contribution expense will likely decrease significantly in future periods. The opening of the new branch facility and the construction of the Bank’s new main office caused increases in various other expense categories during 2005.

Income Taxes (Benefits). Income tax (benefits) amounted to ($412,000) and $15,000 for the years ended June 30, 2005 and 2004, respectively, resulting in effective tax rates of (39.02)% and 15.1%, respectively. The difference in the tax rate in 2005 compared to 2004 was primarily due to the net loss during 2005, as well as various tax refunds received.

Comparison of Financial Condition at June 30, 2004 and June 30, 2003

Total assets increased $5.9 million, or 6.8%, to $92.7 million at June 30, 2004 compared to $86.8 million at June 30, 2003. The increase in total assets resulted primarily from increases in loans receivable and an increase in premises and equipment, partially offset by a decrease in cash and cash equivalents and securities available for sale. Total deposits increased to $77.5 million, or 10.0%, for the year ended June 30, 2004 compared to $70.5 million for the same period in 2003. This increase was primarily due to the new location and increased marketing efforts. The increase in loans receivable of $10.8 million, or 45.4%, to $34.7 million at June 30, 2004 compared to $23.9 million at June 30, 2003, resulted from our increased lending in commercial real estate loans, multi-family real estate loans and consumer loans, as well as the purchase of participation interests in commercial and commercial real estate loans. The increase in premises and equipment resulted from the construction of our new building at our main office location, which was completed in June 2004. The decrease in securities available for sale of $6.3 million resulted from paydowns, calls and maturities of $27.0 million and our decision to sell $3.3 million of securities due to market conditions. This activity was partially offset by $25.4 million of purchases for the year ended June 30, 2004. Total member’s equity decreased $775,000, or 5.7%, to $12.7 million for the year ended June 30, 2004 compared to $13.5 million for the same period in 2003.

This decrease in members’ equity resulted primarily from a decrease in accumulated other comprehensive income of $860,000, which was slightly offset by an increase in retained earnings. Accumulated other comprehensive income decreased as a result of changes in net unrealized gains on securities available for sale due to fluctuation in interest rates. The change in interest rates caused the prepayments speeds on various of the mortgage-backed securities in the portfolio to increase, which resulted in a decline in the fair value of these securities. As rates increase and the prepayment speeds decline, we expect that the fair values of these securities will increase. In addition, the overall rate environment caused a decline in the value of the U.S. Government and federal agency securities, as well as the Federal National Mortgage Corporation and Federal National Mortgage Association bonds. During the year ended June 30, 2004, there were $27.0 million of maturities, calls and paydowns, which were reinvested at the then-current market rates. As these rates and market conditions changed, it resulted in a decrease in market values, as the invested rate was below the market rate at June 30, 2004.

Comparison of Results of Operations for the Years Ended June 30, 2004 and June 30, 2003

General. Net income amounted to $479,000 for the year ended June 30, 2003 compared to $84,000 for the year ended June 30, 2004. The decrease in net income reflected primarily a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income. Return on average assets was 0.09% for the year ended June 30, 2004 as compared to 0.55% for the year ended June 30, 2003. Return on average equity was 0.63% and 3.50% for the periods ended June 30, 2004 and 2003, respectively. Equity to assets at June 30, 2004 and 2003 was 13.72% and 15.52%, respectively.

Interest Income. Interest income decreased by $660,000, or 15.6%, to $3.6 million for the year ended June 30, 2004 from $4.2 million for the same period in 2003. The decrease in interest income resulted primarily from a decline in the average yield on interest earning assets to 4.40% per annum from 5.28% per annum, reflecting the decline in market interest rates. The decrease was offset slightly by an increase in total interest earning assets of $566,000, or 0.7%, to $82.1 million for the year ended June 30, 2004 from $81.5 million for the same period in 2003.

Interest income on loans increased by $43,000, or 2.4%, for the year ended June 30, 2004 compared to the same period in 2003. The increase was due to a $3.3 million, or 13.3%, increase in the average balance of loans for the year ended June 30, 2004 compared to the same period in 2003, offset by a decline of 70 basis points in the yield on loans, reflecting the lower market interest rate environment during 2004.

Interest income on securities available for sale (tax effected) decreased by $729,000, or 29.7%, due primarily to a decrease in the yield on such assets to 3.44% per annum from 4.65% per annum and, to a lesser extent, a $2.7 million, or 5.2%, decrease in the average balance of such securities for the year ended June 30, 2004 compared to the 2003 period.

Interest Expense. Interest expense on deposits decreased $396,000, or 26.4%, to $1.1 million for the year ended June 30, 2004 from $1.5 million for the same period in 2003. The decrease was due to a 66 basis point decline in the rates paid on such deposits to 1.51% per annum for the year ended June 30, 2004, which more than offset the effects of an increase of $3.7 million, or 5.3%, in the average balance of such deposits for the year ended June 30, 2004 from the same period in 2003. The principal component of the decrease in interest expense was a decrease of $323,000, or 30.6%, in the interest paid on certificates of deposit, reflecting a 90 basis point decline in the rates paid on such deposits to 2.12% per annum for the year ended June 30, 2004.

Net Interest Income. Net interest income decreased $294,000, or 10.86%, to $2.4 million for the year ended June 30, 2004 compared to $2.6 million for the year ended June 30, 2003. The decrease was primarily due to a decrease in our net interest rate spread to 2.80% per annum from 3.04% per annum, as our interest-earning assets repriced more rapidly than our interest-bearing liabilities in the low interest rate environment.

Provision for Losses on Loans. For the years ended June 30, 2004 and June 30, 2003, the provision for losses on loans amounted to $3,000 and $36,000, respectively. The allowance for loan losses was $236,000, or 0.68% of total loans, at June 30, 2004, as compared to $233,000, or 0.97% of total loans, at June 30, 2003. The decrease was primarily due to a reduction in the amount of nonperforming loans of $425,000, or 76.9%.

Noninterest Income. Noninterest income increased $267,000, or 106.0%, to $519,000 for the year ended June 30, 2004 compared to $252,000 for the same period in 2003. This increase was primarily due to an increase in service charges on deposit accounts as the fee structure was changed, an increase in gains on the sale of securities as certain securities were sold to reposition the portfolio, gain on the sale of loans and an overall increase in other income.

Noninterest Expense. Noninterest expense increased $626,000, or 28.8%, to $2.8 million for the year ended June 30, 2004 compared to $2.2 million for the same period in 2003. Compensation and employee benefits increased $411,000, or 37.8%, as new personnel were hired when the Bank expanded its product lines and opened a new branch facility. The opening of the new branch facility and the new main office caused increases in various other expense categories as well.

Income Taxes. Income taxes amounted to $15,000 and $211,000 for the years ended June 30, 2004 and 2003, respectively, resulting in effective tax rates of 15.1% and 30.6%, respectively. The difference in the tax rate in 2004 compared to 2003 was primarily due to the decrease in taxable income during 2004.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities and FHLB advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $1.1 million and $328,000 in 2005 and 2004, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were ($12.3) million and ($9.0) million in 2005, and 2004, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings and the Company’s initial public offering. The net cash from financing activities was $20.3 million in 2005 and $6.7 million in 2004.

The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2005, the Bank exceeded each of its capital requirements with ratios of 19.5%, 35.3% and 35.8%, respectively.

Recent Accounting Standards

The Financial Accounting Standards Board is preparing a proposed Statement that would be effective for all employee awards granted, modified, or settled in 2006 for calendar year-end companies. As of the effective date, compensation expense related to the nonvested portion of awards outstanding as of the date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of compensation expense incurred for future statements reporting if we have a stock award program in place at the time the proposed statement becomes effective or implement a stock award program after the effective date.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Bank is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

At June 30, 2005, the Bank had outstanding commitments to originate $10.3 million in loans, as compared to $12.8 million at June 30, 2004. In addition, as of June 30, 2005, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $21.7 million. Standby letters of credit amounted to $262,000 and $144,000 at June 30, 2005 and 2004, respectively.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this report regarding the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Our Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon earning a higher yield on assets than the rates we pay on deposits and borrowings and sustaining this positive interest rate spread during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of how an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest- rate- sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest- rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, management also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and net portfolio value, which is defined as the net present value of a savings bank’s existing assets, liabilities and off-balance-sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and net portfolio value. The following table presents the Company’s net portfolio value as of June 30, 2005 and 2004.

Net Portfolio Value June 30, 2005
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Assets	Amount of Change	Change as a Percentage of Assets
(Dollars in thousands)
+300	$24,452	21.43%	$(3,919)	(3.43)%
+200	25,901	22.70	(2,470)	(2.16)
+100	27,272	23.90	(1,099)	(0.96)
—	28,371	24.86	—	—
-100	27,953	24.50	(418)	(0.36)
-200	26,166	22.93	(2,205)	(1.93)
-300	23,583	20.67	(4,788)	(4.19)

Net Portfolio Value June 30, 2004
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Assets	Amount of Change	Change as a Percentage of Assets
(Dollars in thousands)
+300	$10,400	12.24%	$(5,846)	(5.21)%
+200	12,204	13.94	(4,042)	(3.51)
+100	14,243	15.75	(2,003)	(1.70)
—	16,245	17.45	—	—
-100	15,705	16.64	(541)	(0.81)

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Directors. The information required in response to this item regarding the Company’s directors will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on October 26, 2005 under the captions “Beneficial Ownership”; “Election of Directors—Information with Respect to Nominees for Director,” “—Members of the Board of Directors Continuing in Office,” “Board Meetings,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

(b) Executive Officers of the Company. The information required in response to this item regarding the Company’s executive officers will be contained in the Company’s Proxy Statement under the captions “Election of Directors—Executive Officers Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

(c) The Company has adopted a Code of Ethics as required by the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is posted and available on the Company’s website at www.royalsavingsbank.com.

ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Election of Directors—Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Proxy Statement under the caption “Beneficial Ownership” and the information included therein is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 13. EXHIBITS

The exhibits filed as a part of this Form 10-KSB are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and the information included therein is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Financial, Inc. and Subsidiary

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Royal Financial, Inc. and Subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Financial, Inc. and Subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois

August 12, 2005

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2005 and 2004

	2005	2004
Assets
Cash and due from financial institutions	$5,434,381	$4,910,249
Federal funds sold	11,587,315	3,032,318

Total cash and cash equivalents	17,021,696	7,942,567

Securities available for sale	33,241,548	44,526,348
Loans receivable, net of allowance for loan losses of $286,020 in 2005 and $236,020 in 2004	52,325,571	34,697,296
Federal Home Loan Bank stock, at cost	369,500	349,300
Cash surrender value of life insurance	5,038,027	—
Premises and equipment, net	4,616,417	4,313,737
Accrued interest receivable	306,961	393,218
Other assets	301,041	454,710

Total assets	$113,220,761	$92,677,176

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$78,107,014	$77,522,300
Advances from the Federal Home Loan Bank	—	2,000,000
Advances from borrowers for taxes and insurance	377,037	276,617
Accrued interest payable and other liabilities	197,419	179,446
Common stock in ESOP subject to contingent repurchase obligation	272,964	—
Commitments and contingencies

Stockholders’ equity
Preferred stock $0.01 par value per share, authorized 1,000,000 shares, no issues are outstanding	—	—
Common stock, $0.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at June 30, 2005	26,450	—
Additional paid-in capital	24,764,553	—
Retained earnings	12,268,336	12,912,324
Accumulated other comprehensive loss, net of tax	(113,322)	(213,511)
Unearned ESOP shares	(2,406,726)	—
Reclassification of ESOP shares	(272,964)	—

Total stockholders’ equity	34,266,327	12,698,813

Total liabilities and stockholders’ equity	$113,220,761	$92,677,176

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30, 2005 and 2004

	2005	2004
Interest income
Loans	$2,645,589	$1,820,950
Securities	—
Taxable	1,162,611	1,635,057
Tax-exempt	7,993	59,230
Securities sold under repurchase agreements	69,500	—
Federal funds sold and other	404,870	65,633

Total interest income	4,290,563	3,580,870

Interest expense
Deposits	1,196,952	1,102,067
Advances from Federal Home Loan Bank	56,032	97,193

Total interest expense	1,252,984	1,199,260

Net interest income	3,037,579	2,381,610
Provision for loan losses	50,000	3,000

Net interest income after provision for loan losses	2,987,579	2,378,610
Noninterest income
Service charges on deposit accounts	197,507	134,498
Gain on sales of securities, net	175,532	175,985
Gain on sales of loans	19,791	31,170
Earnings on bank-owned life insurance	38,027	—
Other	94,708	177,080

Total noninterest income	525,565	518,733
Noninterest expense
Salaries and employee benefits	1,906,415	1,501,208
Occupancy and equipment	794,470	333,094
Data processing	395,510	359,768
Professional services	229,853	118,174
Director fees	122,400	108,800
Supplies	78,193	89,673
Advertising	40,680	44,711
Charitable foundation donation	600,000	—
Federal Home Loan Bank advance prepayment penalty	47,699	—
Insurance premiums	88,516	45,536
Other	265,396	196,956

Total noninterest expense	4,569,132	2,797,920

Income (loss) before income taxes	(1,055,988)	99,423
Provision (benefit) for income taxes	(412,000)	15,000

Net income (loss)	$(643,988)	$84,423

Basic and diluted earnings (loss) per share*	$(0.22)	N/A

*	Earnings per share is calculated based on the period of time from the completion date of the initial public offering, January 20, 2005, through the period ended June 30, 2005, see Note 10.
N/A	Not applicable.

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2005 and 2004

	Common Stock	Additional Paid-In Capital	Retained Earning	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2003	$—	$—	$12,827,901	$646,479	$—	$—	$13,474,380
Comprehensive income (loss)
Net income	—	—	84,423	—	—	—	84,423
Net decrease in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	(859,990)	—	—	(859,990)

Total comprehensive loss	—	—	—	—	—	—	(775,567)

Balance at June 30, 2004	—	—	12,912,324	(213,511)	—	—	12,698,813

Comprehensive income (loss)
Net loss	—	—	(643,988)	—	—	—	(643,988)
Net increase in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	100,189	—	—	100,189

Total comprehensive loss	—	—	—	—	—	—	(543,799)
Issuance of common stock, net of offering costs	26,450	24,773,815	—	—	—	—	24,800,265
Purchase of 211,600 ESOP shares	—	—	—	—	(2,674,140)	—	(2,674,140)
Release of 21,160 of unearned ESOP shares	—	(9,262)	—	—	267,414	—	258,152
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	(272,964)	(272,964)

Balance at June 30, 2005	$26,450	$24,764,553	$12,268,336	$(113,322)	$(2,406,726)	$(272,964)	$34,266,327

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities
Net income (loss)	$(643,988)	$84,423
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	274,789	106,848
Net amortization of securities	355,387	376,102
Amortization of net deferred loan costs	5,032	28,667
Provision for loan losses	50,000	3,000
Bank-owned life insurance income	(38,027)	—
ESOP expense	258,152	—
Charitable foundation donation	500,000	—
Gain on sale of securities, net	(175,532)	(175,985)
Federal Home Loan Bank stock dividend	(20,200)	(26,600)
Origination of loans held for sale	(1,835,680)	(3,710,448)
Proceeds from sales of loans held for sale	2,185,471	3,411,170
Gain on sale of loans sold	(19,791)	(31,170)
Change in accrued interest receivable and other assets	239,926	44,589
Change in other accrued interest payable and liabilities	(33,640)	217,271

Net cash from operating activities	1,101,899	327,867

Cash flows from investing activities
Proceeds from maturities, calls, and paydowns of securities available for sale	11,564,140	26,967,195
Proceeds from sales of securities available for sale	7,713,460	3,277,100
Purchase of securities available for sale	(8,020,853)	(25,432,189)
Change in loans receivable	(11,628,902)	(1,302,141)
Purchase of loan participations	(6,384,405)	(9,234,000)
Purchase of bank-owned life insurance	(5,000,000)	—
Purchase of premises and equipment	(577,469)	(3,268,734)

Net cash from investing activities	(12,334,029)	(8,992,769)

Cash flows from financing activities
Net increase in deposits	584,714	6,712,630
Repayment of Federal Home Loan Bank advance	(2,000,000)	—
Proceeds from stock offering, net of offering costs	24,300,265	—
Purchase of ESOP shares	(2,674,140)	—
Net increase in advances from borrowers for taxes and insurance	100,420	30,819

Net cash from financing activities	20,311,259	6,743,449

Net change in cash and cash equivalents	9,079,129	(1,921,453)
Cash and cash equivalents
Beginning of the year	7,942,567	9,864,020

End of the year	$17,021,696	$7,942,567

Supplemental cash flow information:
Interest paid	$1,258,365	$1,204,275
Income taxes paid (refunded)	(389,541)	134,065
Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$272,964	$—

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Royal Financial, Inc. (“the Company”) and its wholly owned subsidiary, Royal Savings Bank (“the Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

Change in Reporting Entity: On August 18, 2004, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois-chartered mutual savings bank to an Illinois-chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The plan was approved by the Division of Banks and Real Estate for the state of Illinois, and the Bank received a nonobjection from the FDIC. The stockholders of the Bank approved the plan at a meeting held on December 21, 2004.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its stockholders and the Bank. The conversion was completed on January 20, 2005 when the Company issued 2,595,000 shares of common stock to the public resulting in $25,950,000 of gross proceeds. Costs to complete the stock offering were deducted from the gross proceeds of the offering. The Bank issued all of its outstanding capital stock to the Company in exchange for one half of the net proceeds of the offering, which amounted to $12.1 million. The Company contributed 50,000 shares of common stock and $100,000 of cash to the Royal Charitable Foundation in February 2005.

Nature of Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and two branches, which are located in Chicago and Lansing, Illinois. The Bank’s primary services include accepting deposits, making loans, and investing in securities.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and valuation allowance on deferred tax assets are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as available for sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available for sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Other securities such as Federal Home Loan Bank (“FHLB”) stock are carried at cost.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company evaluates its securities for impairment on a quarterly basis to determine whether an impairment charge should be recorded when a security has experienced a decline in value that is other than temporary. This analysis includes reviewing credit ratings and discounted cash flows as well as evaluating intent and ability to hold the securities for the foreseeable future.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Participations purchased consist primarily of commercial and commercial real estate loans in Chicago and Northwest Indiana. The Bank utilizes the same underwriting standards and criteria as it would if it originated the loans. These loans are generally made at a 75% loan-to-value ratio or less.

Transfers of financial assets, including loan participations, are accounted for as sales, when control over the assets have been surrendered. Control over transferred asset is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.

Loans are typically charged off no later than 90 to 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held For Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

A loan is impaired when it is probable that all amounts due will not be collected according to contractual terms of the loan agreement. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key officers. Bank-owned life insurance is recorded at its cash surrender value, which is the amount that can be realized.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives. Building and improvements are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares is reclassified from stockholders’ equity. Unearned ESOP shares are reported as a reduction of stockholders’ equity.

Off-Balance-Sheet Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of equity.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings (Loss) Per Share: Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options. The Company has no common stock equivalents; consequently, basic and diluted earnings (loss) per share are the same.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior-year financial statements were reclassified to conform to the current presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at June 30, 2005 and 2004 included balances of approximately $15,846,000 and $6,920,000 with the Bank’s primary correspondent.

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
U.S. government-sponsored entity	$12,712,950	$—	$(88,991)
Federal Home Loan Mortgage Corporation bonds	2,969,200	—	(36,098)
Federal National Mortgage Association bonds	502,500	—	(884)
Mortgage-backed	2,038,241	44,108	(17,006)
Collateralized mortgage obligations	14,523,157	8,443	(76,772)
Corporate	495,500	—	(4,500)

Total	$33,241,548	$52,551	$(224,251)

2004
U.S. government-sponsored entity	$12,613,593	$6,080	$(207,549)
Federal Home Loan Mortgage Corporation bonds	4,308,288	—	(82,061)
Federal National Mortgage Association bonds	524,600	—	(2,215)
State and municipal	733,838	18,514	—
Mortgage-backed	2,691,345	64,882	(28,652)
Collateralized mortgage obligations	15,883,659	44,989	(274,225)
Corporate	7,771,025	188,445	(51,710)

Total	$44,526,348	$322,910	$(646,412)

The fair value of securities available for sale at year-end 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Fair Value
Due in one year or less	$1,790,000
Due from one to five years	14,394,650
Due from five to ten years	495,500
Mortgage-backed	2,038,241
Collateralized mortgage obligations	14,523,157

Total	$33,241,548

Sales of securities available for sale were as follows:

	2005	2004
Proceeds	$7,713,460	$3,277,100
Gross gains	193,712	175,985
Gross losses	(18,180)	—

Securities with unrealized losses at June 30, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

NOTE 3 - SECURITIES (continued)

	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2005
U.S. government-sponsored entities	$3,491,950	$(6,948)	$9,221,000	$(82,043)	$12,712,950	$(88,991)
Federal Home Loan Mortgage Corporation bonds	991,400	(5,878)	1,977,800	(30,220)	2,969,200	(36,098)
Federal National Mortgage Association bonds	—	—	502,500	(884)	502,500	(884)
Mortgage-backed	—	—	1,290,866	(17,006)	1,290,866	(17,006)
Collateralized mortgage obligations	1,423,096	(11,842)	10,091,722	(64,930)	11,514,818	(76,772)
Corporate	—	—	495,500	(4,500)	495,500	(4,500)

	$5,906,446	$(24,668)	$23,579,388	$(199,583)	$29,485,834	$(224,251)

2004
U.S. government and federal agency	$10,105,625	$(207,549)	$—	$—	$10,105,625	$(207,549)
Federal Home Loan Mortgage Corporation	4,308,288	(82,061)	—	—	4,308,288	(82,061)
Federal National Mortgage Association	524,600	(2,215)	—	—	524,600	(2,215)
Mortgage-backed	903,434	(6,941)	762,636	(21,711)	1,666,070	(28,652)
Collateralized mortgage obligations	4,910,547	(92,982)	7,397,496	(181,243)	12,308,043	(274,225)
Corporate	1,496,074	(44,716)	499,850	(6,994)	1,995,924	(51,710)

	$22,248,568	$(436,464)	$8,659,982	$(209,948)	$30,908,550	$(646,412)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its sponsored entities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date.

NOTE 4 - LOANS

At June 30, 2005 and 2004, loans receivable consisted of the following:

	2005	2004
Real estate loans
One-to-four-family	$21,912,867	$20,119,101
Commercial	24,371,673	10,537,750
Multi-family	778,335	956,499

Total real estate loans	47,062,875	31,613,350
Commercial loans	5,266,542	3,041,331
Consumer loans
Home equity loans	117,332	88,933
Other	163,460	183,288

Total consumer loans	280,792	272,221
Less:
Net deferred loan fees (cost)	(1,382)	(6,414)
Allowance for loan losses	286,020	236,020

Loans, net	$52,325,571	$34,697,296

There were no loans held for sale at June 30, 2005. The Bank had $330,000 of loans held for sale at June 30, 2004.

A summary of changes in the allowance for loan losses for the years ended June 30, 2005 and 2004 is as follows:

	2005	2004
Balance at beginning of year	$236,020	$232,538
Provision for loan loss	50,000	3,000
Recoveries	—	482

Balance at end of year	$286,020	$236,020

The Bank has no loans that they consider to be impaired as of June 30, 2005 and 2004. For the years ended June 30, 2005 and 2004, there were no impaired loans or income recognized on impaired loans.

Nonperforming loans were as follows:

	2005	2004
Loans past due over 90 days still on accrual	$—	$17,163
Nonaccrual loans	—	110,618

Nonaccrual loans consisted of one-to-four-family residential real estate loans and consumer loans at June 30, 2004 and are collectively evaluated for impairment.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment as of June 30, 2005 and 2004 are as follows:

	2005	2004
Land	$357,731	$357,731
Buildings and improvements	5,049,120	4,618,931
Furniture and equipment	1,667,114	1,519,834

Total cost	7,073,965	6,496,496
Less accumulated depreciation	2,457,548	2,182,759

	$4,616,417	$4,313,737

Depreciation expense was $274,789 and $106,848 for the years ended June 30, 2005 and 2004.

Rent expense was $180,000 and $39,000 for the years ended June 30, 2005 and 2004, respectively. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present, for the 12 months ended June 30:

2006	$152,000
2007	176,000
2008	208,000
2009	160,000

Total	$696,000

The operating leases expire in 2009.

NOTE 6 - DEPOSITS

Deposit account balances as of June 30 are summarized as follows:

	2005	2004
Savings	$31,914,683	$32,246,826
NOW accounts	5,593,880	6,607,192
Non-interest-bearing checking	4,598,931	1,850,656
Money market	4,792,662	2,803,447

	46,900,156	43,508,121
Certificates of deposit	23,117,764	25,568,508
Individual retirement accounts	8,089,094	8,445,671

	31,206,858	34,014,179

	$78,107,014	$77,522,300

Time deposits of $100,000 and over totaled $7,017,000 and $6,261,000 at June 30, 2005 and 2004.

At June 30, 2005, scheduled maturities of certificates of deposit and individual retirement accounts are as follows:

2006	$21,733,000
2007	6,747,000
2008	2,433,000
2009	294,000

Total	$31,207,000

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2005, the Bank had no outstanding advances from the FHLB. The Bank had outstanding advances in the amount of $2,000,000 at June 30, 2004. During January of 2005, the Company paid off this $2,000,000 advance, which resulted in a prepayment penalty of approximately $48,000. The Bank maintains a collateral pledge agreement covering secured advances, whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, whole first mortgages and qualifying second mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 167% of the outstanding secured advances from the FHLB. The Bank could borrow up to $12,000,000 and $12,096,000 at June 30, 2005 and 2004 from the FHLB.

NOTE 8 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2005	2004
Current
Federal	$(462,578)	$40,255
State	—	—

	(462,578)	40,255
Deferred	6,608	(33,135)
Change in valuation allowance	43,970	7,880

	$(412,000)	$15,000

Deferred tax assets (liabilities) are comprised of the following at June 30:

	2005	2004
Bad debts	$97,083	$80,083
Deferred compensation	24,549	46,543
Charitable contribution carryover	208,281	2,846
State NOL carryforward	602,546	558,576
Unrealized loss on securities available for sale	58,378	109,991

Gross deferred tax assets	990,837	798,039

Deferred loan fees	(15,926)	(32,870)
Depreciation and other	(269,339)	(8,244)
FHLB stock dividends	(35,428)	(28,560)

Gross deferred tax liabilities	(320,693)	(69,674)
Valuation allowance for deferred tax assets	(602,546)	(558,576)

Net deferred tax assets (liabilities)	$67,598	$169,789

The difference between the provision (benefit) for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 34% to income (loss) before income taxes is reconciled as follows for the year ended June 30:

	Year Ended June 30,
	2005	2004
Income taxes (benefit) computed at the statutory rate	$(359,036)	$33,804
Tax-exempt interest income on securities	(2,589)	(18,964)
Earnings on life insurance	(12,929)	—
Tax refunds	(34,745)	—
Other	(2,701)	160

Total provision (benefit) for income taxes	$(412,000)	$15,000

NOTE 8 - INCOME TAXES (continued)

At June 30, 2005, the Bank had state operating loss carryforwards of $12.6 million expiring between 2005 and 2017. A valuation allowance has been established for the deferred tax asset related to these net operating losses as the Company believes that it is more likely than not that they will not be realized.

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that permit it to deduct from taxable income a provision for bad debts that differs from the provision charged to income on the financial statements. Retained earnings at June 30, 2005 include approximately $1,309,000 for which no deferred federal income tax liability has been recorded. This deferred federal income tax liability approximates $445,000.

NOTE 9 - EMPLOYEE BENEFITS

On January 20, 2005, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $2,674,140 from the Company and used those funds to acquire 211,600 shares of the Company’s stock in the open market over a period of time at an average price of approximately $12.64 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal payments of approximately $267,000, plus interest at 7.25%, are to be made by the ESOP.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (“EPS”) computations.

During 2005, 21,160 shares, with an average fair value of $12.20 per share were committed to be released, resulting in ESOP compensation expense of $258,152 for the year. Contributions to the ESOP for repayment of principal and interest were $331,000.

June 30, 2005
Allocated shares	21,160
Unallocated shares	190,440

Total ESOP shares	211,600

Fair value of unallocated shares	$2,457,000

Fair value of allocated shares subject to repurchase obligation	$272,964

The Company sponsors a defined-contribution plan covering substantially all employees. Contributions for the profit-sharing plan are determined by the Board of Directors. There were no contributions to the profit-sharing plan during 2005 and $50,000 for the year ended June 30, 2004.

NOTE 9 - EMPLOYEE BENEFITS (continued)

The Bank had deferred compensation plans where two former directors would each be paid $1,000 per month for life. The present value of these agreements was recorded based on life expectancy and a discount rate of 7%. At June 30, 2005 and 2004, a liability of approximately $72,000 and $79,000 remained and was included in accrued interest payable and other liabilities in the consolidated statements of financial condition.

NOTE 10 - EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2005:

2005
Basic and diluted earnings per share
Net loss available to common stockholders January 20, 2005 through June 30, 2005	$(543,306)
Weighted average common shares outstanding	2,479,055
Basic and diluted earnings (loss) per share	$(0.22)

NOTE 11 - OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for loans recorded in the statement of financial condition.

At June 30, 2005 and 2004, commitments to extend credit were:

	2005		2004
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,617,093	$8,658,546	$8,423,500	$4,425,000

Fixed rate commitments have rates ranging from 5.25% to 8.25% and 5.125% to 6.50% at June 30, 2005 and 2004. The commitments have terms of up to 90 days. Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral may be obtained upon exercise of a commitment. The amount of collateral is determined by management and may include commercial and residential real estate and other business and consumer assets.

At June 30, 2005 and 2004, the Company had standby letters of credit of $262,000 and $144,000. These are considered financial guarantees under FASB Interpretation 45. The fair value of these guarantees was not considered material.

NOTE 11 - OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (continued)

	2005 Contract Amount	2004 Contract Amount
Standby letters of credit	$262,000	$144,000

The Company’s primary financial instruments where concentrations of credit risk may exist are loans. The Company’s principal loan customers are located on the southeast side of Chicago and surrounding suburbs. Most loans are secured by specific collateral, including residential and commercial real estate.

NOTE 12 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans of capital restoration are required.

At year end, the Bank’s actual capital levels and minimum required levels (dollars in thousands) were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005

Total capital (to risk-weighted assets)	$22,712	35.79%	$5,076	8.00%	$6,346	10.00%
Tier I capital (to risk-weighted assets)	22,426	35.34	2,538	4.00	3,807	6.00
Tier I capital (to average assets)	22,426	19.54	4,592	4.00	5,740	5.00

NOTE 12 - REGULATORY MATTERS (continued)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004

Total capital (to risk-weighted assets)	$13,148	28.07%	$3,747	8.00%	$4,684	10.00%
Tier I capital (to risk-weighted assets)	12,912	27.57	1,874	4.00	2,810	6.00
Tier I capital (to average assets)	12,912	13.85	3,729	4.00	4,661	5.00

The Bank was categorized by its regulators as well capitalized at June 30, 2005 and 2004. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category at June 30, 2005.

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components were as follows:

	2005	2004
Unrealized holding gains (losses) on securities available for sale	$327,334	$(1,127,030)
Less reclassification adjustments for net gains recognized in income	175,532	175,985

Net unrealized gains (losses)	151,802	(1,303,015)
Tax expense (benefit)	51,613	(443,025)

Other comprehensive income (loss)	$100,189	$(859,990)

NOTE 14 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the fiscal year ended June 30, 2005 were as follows:

Beginning balance	$81,270
New loans	142,000
Repayments	(9,239)

Ending balance	$214,031

Deposits from principal officers, directors, and their affiliates at year-end 2005 and 2004 were $1,074,000 and $606,000.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalent	$17,022	$17,022	$7,943	$7,943
Securities available for sale	33,242	33,242	44,526	44,526
Loans, net	52,326	53,170	34,697	35,366
FHLB stock	370	370	349	349
Accrued interest receivable	307	307	393	393
Financial liabilities
Deposits	$(78,107)	$(78,064)	$(77,522)	$(77,691)
FHLB advances	—	—	(2,000)	(2,069)
Advances from borrowers for taxes and insurance	(377)	(377)	(277)	(277)
Accrued interest payable	(43)	(43)	(49)	(49)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not material.

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Royal Financial, Inc. follows:

CONDENSED BALANCE SHEETS

June 30, 2005

ASSETS
Cash and cash equivalents	$9,601,337
Investment in bank subsidiary	22,313,228
ESOP loan	2,406,726
Other assets	218,000

Total assets	$34,539,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Common stock in ESOP subject to contingent repurchase obligation	$272,964
Stockholders’ equity	34,266,327

Total liabilities and stockholders’ equity	$34,539,291

CONDENSED STATEMENT OF INCOME

Period from January 20, 2005 through June 30, 2005

Income
Interest on ESOP loan	$63,476

Expense
Charitable foundation donation	600,000
Other expense	105,545

Loss before income tax benefit and undistributed subsidiary loss	(642,069)
Income tax benefit	218,000
Equity in undistributed subsidiary loss	(119,237)

Net loss	$(543,306)

CONDENSED STATEMENT OF CASH FLOWS

Period from January 20, 2005 through June 30, 2005

Cash flows from operating activities
Net loss	$(543,306)
Adjustments:
Equity in undistributed subsidiary loss	119,237
Charitable foundation donation	500,000
Change in other assets	(218,000)

Net cash from operating activities	(142,069)

Cash flows from investing activities
Initial investment in bank subsidiary	(12,150,133)
ESOP loan origination	(2,674,140)
Repayment of ESOP loan	267,414

Net cash from investing activities	(14,556,859)

Cash flows from financing activities
Issuance of common stock, net of offering costs	24,300,265

Net cash from financing activities	24,300,265

Net change in cash and cash equivalents	9,601,337
Beginning cash and cash equivalents	—

Ending cash and cash equivalents	$9,601,337

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of September 2005.

ROYAL FINANCIAL, INC.

By:	/s/ Donald A. Moll
Donald A. Moll President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan W. Bird and Donald A. Moll, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alan W. Bird Alan W. Bird	Chairman of the Board	September 23, 2005

/s/ Donald A. Moll Donald A. Moll	President, and Chief Executive Officer (principal executive officer)	September 23, 2005

/s/ Neil Brodzinski Neil Brodzinski	Treasurer, Chief Financial Officer (principal financial and accounting officer)	September 23, 2005

/s/ John T. Dempsey John T. Dempsey	Director	September 23, 2005

/s/ Barbara K. Minster Barbara K. Minster	Director	September 23, 2005

/s/ Peter C. Rolewicz Peter C. Rolewicz	Director	September 23, 2005

/s/ Rodolfo Serna Rodolfo Serna	Director	September 23, 2005

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

3.2	Bylaws of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

10.1	Employee Stock Ownership Plan (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).*

10.2	Employment Agreement by and between Royal Financial, Inc., Royal Savings Bank and Donald A. Moll.*

10.3	Employment Agreement by and between Royal Financial, Inc., Royal Savings Bank and Alan W. Bird.*

21.1	List of Subsidiaries (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit.