Form 10QSB
period 2005-09-30
Royal Financial, Inc.
filed 2005-11-10
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (mark one)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /_/ No /X/

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 ===============================================================================
                  CLASS                 OUTSTANDING AS OF SEPTEMBER 11, 2005
 -------------------------------------------------------------------------------
    Common Stock, $0.01 par value                  2,645,000
 ===============================================================================

         Transitional Small Business Disclosure Format (check one):  Yes /_/
No /X/

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I - FINANCIAL INFORMATION
   Item 1.  Financial Statements
      Consolidated Statements of Financial Condition as of September 30, 2005 and June 30, 2005........         1
      Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months
        ended September 30, 2005 and 2004..............................................................         2
      Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2005
        and 2004.......................................................................................         3
      Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004.....         4
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......         7
   Item 3.  Controls and Procedures....................................................................        11

PART II - OTHER INFORMATION
   Item 1.  Legal Proceedings..........................................................................        12
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................        12
   Item 3.  Defaults Upon Senior Securities............................................................        12
   Item 4.  Submission of Matters to a Vote of Security Holders........................................        12
   Item 5.  Other Information..........................................................................        12
   Item 6.  Exhibits...................................................................................        12

SIGNATURES.............................................................................................        13

EXHIBIT INDEX

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 2005 and June 30, 2005


                                                                   SEPTEMBER 30, 2005             JUNE 30, 2005
                                                                ----------------------          -----------------
                                                                      (Unaudited)
ASSETS
Cash and due from financial institutions................              $  3,709,193                 $  5,434,381
Federal funds sold......................................                 5,772,796                   11,587,315
                                                                      ------------                 ------------
   Total cash and cash equivalents......................                 9,481,989                   17,021,696

Securities available for sale...........................                31,916,476                   33,241,548
Loans receivable, net of allowance for loan losses of
   $316,020 at September 30, 2005 and $286,020 at
   June 30, 2005........................................                61,270,150                   52,325,571
Federal Home Loan Bank stock, at cost...................                   374,000                      369,500
Cash surrender value of life insurance..................                 5,092,536                    5,038,027
Premises and equipment, net.............................                 4,570,781                    4,616,417
Accrued interest receivable.............................                   326,194                      306,961
Other assets............................................                   421,626                      301,041
                                                                      ------------                 ------------
   Total assets.........................................              $113,453,752                 $113,220,761
                                                                      ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits.............................................              $ 77,967,010                 $ 78,107,014
   Advances from borrowers for taxes and insurance......                   582,337                      377,037
   Accrued interest payable and other liabilities.......                   421,837                      197,419
Common stock in ESOP subject to contingent repurchase
   obligation...........................................                   293,066                      272,964
                                                                      ------------                 ------------
   Total liabilities....................................                79,264,250                   78,954,434

Stockholders' equity
   Preferred stock, $.01 par value per share,
      authorized 1,000,000 shares; no issues are
      outstanding.......................................                        --                           --
   Common stock, $.01 par value per share, authorized
      5,000,000 shares; 2,645,000 shares issued at
      September 30, 2005 and June 30, 2005..............                    26,450                       26,450
   Additional paid-in capital...........................                24,771,488                   24,764,553
   Retained earnings....................................                12,258,532                   12,268,336
   Accumulated other comprehensive loss, net of tax.....                  (231,497)                    (113,322)
   Unearned ESOP shares.................................                (2,342,405)                  (2,406,726)
   Reclassification of ESOP shares......................                  (293,066)                    (272,964)
                                                                      ------------                 ------------
      Total stockholders' equity........................                34,189,502                   34,266,327
                                                                      ------------                 ------------
        Total liabilities and stockholders' equity......              $113,453,752                 $113,220,761
                                                                      ============                 ============

  See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                 Three months ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                           2005                          2004
                                                                        ----------                     ---------
Interest income
   Loans................................................                $  923,570                     $547,338
   Securities
      Taxable...........................................                   291,168                      298,221
      Tax-exempt........................................                        --                        4,393
   Federal funds sold and other.........................                   103,188                       43,638
                                                                        ----------                     --------
      Total interest income.............................                 1,317,926                      893,590
Interest expense
   Deposits.............................................                   305,020                      287,705
   Advances from Federal Home Loan Bank.................                        --                       24,431
                                                                        ----------                     --------
      Total interest expense............................                   305,020                      312,136
NET INTEREST INCOME.....................................                 1,012,906                      581,454
Provision for loan losses...............................                    30,000                           --
                                                                        ----------                     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....                   982,906                      581,454
Noninterest income
   Service charges on deposit accounts..................                    56,984                       41,040
   Gain on sales of securities, net.....................                    16,945                      175,532
   Gain on sales of loans...............................                        --                        3,253
   Earnings on bank-owned life insurance................                    54,509                           --
   Other income.........................................                    18,553                       15,487
                                                                        ----------                     --------
      Total noninterest income..........................                   146,991                      235,312
Noninterest expense
   Salaries and employee benefits.......................                   529,637                      398,266
   Occupancy and equipment..............................                   207,616                      163,876
   Data processing......................................                   102,457                      124,028
   Professional services................................                   171,320                       35,850
   Director fees........................................                    31,800                       30,600
   Supplies.............................................                    19,702                       22,401
   Advertising..........................................                    12,588                       18,035
   Insurance premiums...................................                    21,640                       19,270
   Other................................................                    49,541                       61,250
                                                                        ----------                     --------
      Total noninterest expense.........................                 1,146,301                      873,576
                                                                        ----------                     --------
LOSS BEFORE INCOME TAX EXPENSE..........................                   (16,404)                     (56,810)
Income tax benefit......................................                    (6,600)                     (18,000)
                                                                        ----------                     --------
Net income (loss).......................................                $   (9,804)                    $(38,810)
                                                                        ==========                     ========
Basic and diluted earnings (loss) per share*............                $     0.00                          N/A
Comprehensive income (loss).............................                $ (127,979)                    $164,041
                                                                        ==========                     ========

------------------
*       N/A - Not Applicable, see Note 2.

  See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Three months ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                                                     AMOUNT
                                                                        COMPRE-      ACCUMULATED    RECLASSI-
                                             ADDITIONAL                 HENSIVE        OTHER         FIED ON
                                 COMMON       PAID-IN       RETAINED    INCOME        UNEARNED        ESOP
            2004                 STOCK        CAPITAL       EARNINGS    (LOSS)       ESOP SHARES     SHARES          TOTAL
---------------------------     -------    ------------   -----------   ----------   -----------    ---------    ------------

Balance at July 1, 2004....     $    --     $        --   $12,912,324   $(213,511)            --           --    $12,698,813
Comprehensive income
   Net income (loss).......          --              --       (38,810)         --             --           --        (38,810)
   Change in fair value of
      securities
      available-for-sale,
      net..................          --              --            --     202,851             --           --        202,851
   Total comprehensive
      income...............                                                                                          164,041
                                -------     -----------   -----------   ---------    -----------    ---------    -----------
Balance at September 30,
   2004....................     $    --              --   $12,873,514   $ (10,660)            --           --    $12,862,854
                                -------     -----------   -----------   ---------    -----------    ---------    -----------

            2005
---------------------------

Balance at July 1, 2005....     $26,450     $24,764,553   $12,268,336   $(113,322)   $(2,406,726)   $(272,964)   $34,266,327
Comprehensive income (loss)
   Net income (loss).......          --              --        (9,804)         --             --           --         (9,804)
   Change in fair value of
      securities
      available-for-sale,
      net..................          --              --            --    (118,175)            --           --       (118,175)
   Total comprehensive
      (loss)...............          --              --            --          --             --           --       (127,979)
Reclassification due to
   change in fair value of
   common stock in ESOP
   subject to contingent
   repurchase obligation...          --              --            --         --              --      (20,102)
ESOP shares earned.........          --           6,935            --         --          64,321           --         71,256
                                -------     -----------   -----------   ---------    -----------    ---------    -----------
Balance at September 30,
   2005....................     $26,450     $24,771,488   $12,258,532   $(231,497)   $(2,342,405)   $(293,066)   $34,189,502
                                -------     -----------   -----------   ---------    -----------    ---------    ----------

  See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                          2005                    2004
                                                                     -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)....................................             $    (9,804)             $   (38,810)
   Adjustments to reconcile net income (loss) to net
      cash from operating activities:
      Depreciation......................................                  69,748                   66,283
      Provision for loan losses.........................                  30,000                       --
      ESOP expense......................................                  71,256                       --
      Gain on sales of securities, net..................                 (16,945)                (175,532)
      Federal Home Loan Bank stock dividend.............                  (4,500)                  (5,100)
      Gain on sales of loans held for sale..............                      --                   (3,253)
      Earnings on bank-owned life insurance.............                 (54,509)                      --
      Change in accrued interest receivable and other
        assets..........................................                (139,818)                (320,399)
      Change in other accrued interest payable and
        liabilities.....................................                 224,418                   65,680
                                                                     -----------              -----------
        Net cash from operating activities..............                 169,846                 (411,131)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, maturities, calls, and paydowns
      of securities available for sale..................               3,223,842                9,718,553
   Purchases of securities available for sale...........              (2,000,000)              (3,000,000)
   Change in loans receivable...........................              (5,123,579)                (591,109)
   Purchase of loan participations......................              (3,851,000)              (1,088,000)
   Purchase of premises and equipment...................                 (24,112)                (357,929)
                                                                     -----------              -----------
      Net cash from investing activities................              (7,774,849)               4,681,515

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits..................                (140,004)               9,278,091
   Net increase in advances from borrowers for taxes
      and insurance.....................................                 205,300                  166,823
                                                                     -----------              -----------
      Net cash from financing activities................                  65,296                9,444,914
Net change in cash and cash equivalents.................              (7,539,707)              13,715,298
Cash and cash equivalents
   Beginning of the year................................              17,021,696                7,942,567
                                                                     -----------              -----------
   End of period........................................             $ 9,481,989              $21,657,865
                                                                     ===========              ===========

  See accompanying notes to these unaudited consolidated financial statements.

                      ROYAL FINANCIAL, INC. AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

         Royal Financial, Inc. was incorporated under the laws of Delaware on September 15, 2004, for the purpose of serving as the holding company of Royal Savings Bank (the "Bank") as part of the Bank's conversion from a mutual to stock form of organization. As described in Note 2 below, the conversion was completed on January 20, 2005.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the "Company") and its wholly owned subsidiary, the Bank, as of and for the three-month period ended September 30, 2005 and the accounts of the Bank as of and for the three months ended September 30, 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

         On August 18, 2004, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois-chartered mutual savings bank to an Illinois-chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The members of the Bank approved the plan at a meeting held on December 21, 2004, and the conversion was completed on January 20, 2005 when the Company issued 2,595,000 shares of common stock to the public, resulting in $25,950,000 of gross proceeds. Costs to complete the stock offering were deducted from the gross proceeds of the offering. The Bank issued all of its outstanding capital stock to the Company in exchange for one half of the net proceeds of the offering, which amounted to $12.1 million. The Company contributed 50,000 shares of common stock to the Royal Charitable Foundation in February, 2005.

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2005 and 2004. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

         Interim statements are subject to possible adjustment in connection with the annual audit of the Company's financial statements for the fiscal year ending June 30, 2006. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

NOTE 3 - USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses and income taxes to be critical accounting estimates.

         At September 30, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2005 and 2004.

NOTE 4 - EARNINGS PER SHARE

         The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three-month period ended September 30, 2005. Weighted average common shares outstanding excludes unallocated ESOP shares.

                                                             THREE MONTHS ENDED
                                                             SEPTEMBER 30, 2005
                                                             ------------------
Basic and diluted loss per share
   Net loss as reported.................................         $   (9,804)
   Weighted average common shares outstanding...........          2,457,205
      Basic and diluted loss per share..................         $     0.00

NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN

         On January 20, 2005, the Company adopted an employee stock ownership plan ("ESOP") for the benefit of substantially all employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 211,000 shares of the Company's stock at an average price of $12.62 per share.

         Shares purchased by the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets.

         The $2.7 million loan from the Company to the ESOP requires annual principal payments of approximately $267,000, plus interest at 7.25%.

         As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share ("EPS") computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

         Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces stockholders' equity by an amount that represents the market value of all the Company's common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

NOTE 6 - STOCK OPTION PLAN AND RECOGNITION AND RETENTION PLAN

         On August 2, 2005, subject to stockholder approval, the Company's Board of Directors approved the grant of stock options and restricted stock awards to each of the Company's directors and certain of its executive officers under the Royal Financial, Inc. 2005 Stock Option Plan ("SOP") and the Royal Financial, Inc. 2005 Management Recognition and Retention Plan ("RRP"). The SOP and RRP were subsequently approved by the Company's stockholders on October 26, 2005 at the Company's 2005

Annual Meeting, and upon approval, 185,150 stock options and 74,060 stock awards were granted at fair market value. A total of 264,500 and 105,800 shares of Company common stock have been reserved for issuance under the SOP and the RRP, respectively. The plans have a term of ten years. Both the stock options and restricted stock awards will vest equally (20% per year) over the next five years. Compensation expense related to vesting of the stock awards will approximate $206,000 per year. The Company will also be required to record compensation expense related to the nonvested portion of the stock options outstanding beginning July 1, 2006, the effective date of the Company's adoption of Statement on Financial Account Standard No. 123R.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

         FORWARD-LOOKING INFORMATION

         This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

         COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND JUNE 30,
         2005

         The Company's total assets increased $233,000, or 0.2%, to $113.5 million at September 30, 2005, from $113.2 million at June 30, 2005.

         Cash and cash equivalents decreased $7.5 million to $9.5 million at September 30, 2005 from $17.0 million at June 30, 2005, the result of an increase in loans during the period.

         Securities available for sale decreased $1.3 million, or 4.0%, to $31.9 million at September 30, 2005 from $33.2 million at June 30, 2005. The decrease relates to the sale and maturities of $3.2 million of securities, which resulted in gains of $17,000, partially offset by securities purchases.

         Loans increased $8.9 million, or 17.1%, to $61.3 million at September 30, 2005, from $52.3 million at June 30, 2005. The increase in loans was the result of the continued emphasis by management on increasing the commercial and commercial real estate loan portfolios.

         Total deposits decreased $140,000, or 0.2%, to $78.0 million at September 30, 2005 from $78.1 million at June 30, 2005.

         Total stockholders' equity decreased $77,000, or 0.2%, to $34.2 million at September 30, 2005, from $34.3 million at June 30, 2005. The decrease was the result of a net loss of $10,000 and an increase in ESOP shares earned of $71,000, offset by an increase in unrealized losses on securities available for sale, net of taxes, of $118,000.

         COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         General. Net loss for the three months ended September 30, 2005 was $10,000, a decrease of $29,000, from the loss recorded for the same period in 2004. The decrease in net loss resulted primarily from an increase in net interest income after provision for loan losses of $401,000 offset by an increase in noninterest expense of $273,000, a decrease in noninterest income of $88,000 and an increase in income tax expense of $19,000.

         Interest Income. Total interest income increased $424,000 to $1.3 million for the three months ended September 30, 2005 from $894,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, average interest-bearing assets increased to $99.7 million from $86.4 million for the same period in 2004. The increase was the result of loan growth. The yield on interest-earning assets for the three month period ended September 30, 2005 was 5.29% compared to 4.04% for the comparable period in 2004.

         Net Interest Income. Net interest income increased by $431,000 to $1.0 million for the three months ended September 30, 2005, from $581,000 for the same period in 2004. The net interest rate spread was 3.73% for the three months ended September 30, 2005, as compared to 2.56% for the same period in 2004. The net interest margin was 4.06% for the three month period ended September 30, 2005, an increase from 2.61% for the same period in 2004.

         Interest Expense. Total interest expense decreased $7,000 to $305,000 for the three months ended September 30, 2005 from $312,000 for the same period in 2004. The average cost of deposits increased from 1.40% for the three months ended September 30, 2004 to 1.55% for the same period in 2005. This increase was offset by the repayment of FHLB advances which resulted in a reduction of interest expense by $24,000.

         Provision for Loan Losses. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past due or classified loans, the status of past due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions, and other factors related to the collectibility of the loan portfolio. Groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large more complex loans, such as multi-family or commercial real estate loans, are evaluated individually for impairment.

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding decreased to 0.51% at September 30, 2005, from 0.54% at June 30, 2005. There were no nonperforming loans at September 30, 2005 or June 30, 2005.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. A provision of $30,000 was recorded during the period ended September 30, 2005 to represent management's estimate of probable incurred losses in the portfolio, which was reflective of the changing composition of and growth in the loan portfolio as management continues to emphasize growth in commercial and commercial real estate loans.

         Noninterest Income. Noninterest income decreased $88,000 to $147,000 for the three month period ended September 30, 2005, compared to the same period in 2004. The decrease in the three month period was primarily the result of a $159,000 decrease in gain on sales of securities offset by a $55,000 increase in earnings on bank-owned life insurance.

         Noninterest Expense. Noninterest expense increased $273,000 to $1.1 million for the three months ended September 30, 2005 from $874,000 for the three months ended September 30, 2004. The increase was primarily the result of increases in salaries and employee benefits of $131,000, and professional services of $135,000. The increase in salaries and employee benefits was partially the result of $71,000 of compensation expense related to the ESOP as well as annual salary adjustments. The increase in professional services was primarily the result of expenses related to the Company's first annual stockholders meeting, held in October 2005.

         Provision for Income Taxes. The income tax benefit decreased $11,000 for the three months ended September 30, 2005 from the comparable period in 2004. The fluctuation between periods was due to the decrease in taxable net loss of $29,000.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations. While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize FHLB advances as needed. At September 30, 2005 there were no FHLB advances outstanding.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $170,000 and ($411,000) for September 30, 2005 and 2004, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were ($7.8) million and $4.7 million for September 30, 2005, and 2004, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts and FHLB borrowings. The net cash from financing activities was $65,296 at September 30, 2005 and $9.4 million at September 30, 2004.

         From June 30, 2005 through September 30, 2005, the Company received proceeds of $3.2 million from sales, maturities, calls and paydowns of available for sale securities. These proceeds were primarily reinvested in loans.

         At September 30, 2005, the Company had outstanding commitments to originate $2.1 million in loans, unfunded lines of credit and participation loans of $831,000 and $3.0 million, respectively, and letters of credit outstanding of $142,000. In addition, as of September 30, 2005, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $23.4 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds. As of September 30, 2005, the Bank had $14.6 million of available credit from the FHLB.

         Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2005, the Bank exceeded each of its capital requirements with ratios of 19.89%, 32.81% and 33.27%, respectively.

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

         Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans, taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower's ability to pay. Determination of the allowance is inherently subjective due to the above mentioned reasons. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements or servicing agreements are classified with other liabilities.

         A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are recorded at the loan's fair value by the establishment of a specific allowance where necessary. The fair value of collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan's effective interest rate.

         The Company maintains the allowance for loan losses at a level adequate to absorb management's estimate of probable losses inherent in the loan portfolio. Management believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

         Income Taxes. Accounting for income taxes is a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Company uses an asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company must assess the realization of the deferred tax asset quarterly, and to the extent that management believes that recovery is not likely, a valuation allowance is established. This assessment is impacted by various factors, including taxable income and the composition of the investment securities portfolio. Material changes to these items can cause an adjustment to the valuation allowance. An adjustment to increase or decrease the valuation allowance is charged or credited, respectively to income tax expense.

         NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Position 03-3, effective for fiscal years beginning after December 15, 2004, requires that a valuation allowance for loans acquired in a purchase or transfer, including a business combination, reflect only losses incurred after the acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since origination. This new guidance did not have a material effect on the Company's statement of financial condition or statement of income (loss).

ITEM 3.  CONTROLS AND PROCEDURES.
         -----------------------

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the Company's business, financial condition, results of operations and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------------------------

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION.
         -----------------

         None

ITEM 6.  EXHIBITS.
         --------

         (a) The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2005              ROYAL FINANCIAL, INC.


                                      By:  /s/ Donald A. Moll
                                           -------------------------------------
                                           Donald A. Moll
                                           President and Chief Executive Officer

Date:  November 14, 2005              By:  /s/ Neil Brodzinski
                                           -------------------------------------
                                           Neil Brodzinski
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

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