Form 10QSB
period 2005-12-31
Royal Financial, Inc.
filed 2006-02-14
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

Commission File Number 000-51123

ROYAL FINANCIAL, INC.
(Exact name of small business issuer specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1636029 (I.R.S. Employer Identification Number)
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 30, 2006
Common Stock, $0.01 par value	2,645,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-QSB

For the quarterly period ended December 31, 2005

i

  PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2005 and June 30, 2005

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS
Cash and due from financial institutions	$3,431,482	$5,434,381
Federal funds sold	405,769	11,587,315
Total cash and cash equivalents	3,837,251	17,021,696
Securities available for sale	28,613,089	33,241,548
Loans receivable, net of allowance for loan losses of $346,020 at December 31, 2005 and $286,020 at June 30, 2005	68,518,366	52,325,571
Federal Home Loan Bank stock, at cost	377,514	369,500
Cash surrender value of life insurance	5,146,158	5,038,027
Premises and equipment, net	4,508,090	4,616,417
Accrued interest receivable	360,461	306,961
Other assets	378,032	301,041
Total assets	$111,738,961	$113,220,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$76,446,459	$78,107,014
Advances from borrowers for taxes and insurance	433,618	377,037
Accrued interest payable and other liabilities	351,202	197,419
Common stock in ESOP subject to contingent repurchase obligation	300,049	272,964
Total liabilities	77,531,328	78,954,434
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares 2,645,000 shares issued at December 31, 2005 and June 30, 2005	26,450	26,450
Additional paid-in capital	24,813,391	24,764,553
Retained earnings	12,245,182	12,268,336
Accumulated other comprehensive loss, net of tax	(304,322)	(113,322)
Unearned ESOP shares	(2,273,019)	(2,406,726)
Reclassification of ESOP shares	(304,322)	(272,964)
Total stockholders’ equity	34,207,633	34,266,327
Total liabilities and stockholders’ equity	$111,738,961	$113,220,761

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three months and six months ended December 31, 2005 and 2004
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Interest income
Loans	$1,059,133	$582,264	$1,982,703	$1,102,113
Securities
Taxable	284,491	298,780	575,659	597,001
Tax-exempt	—	3,600	—	7,993
Federal funds sold	40,219	100,437	143,407	144,075
Total interest income	1,383,843	985,081	2,701,769	1,851,182
Interest expense
Deposits	327,179	311,955	632,199	599,660
Advances from Federal Home Loan Bank	—	24,431	—	48,862
Total interest expense	327,179	336,386	632,199	648,522
Net interest income	1,056,664	648,695	2,069,570	1,202,660
Provision for loan losses	30,000	—	60,000	—
Net interest income after provision for loan losses	1,026,664	648,695	2,009,570	1,202,660
Noninterest income
Service charges on deposit accounts	61,429	45,682	118,413	97,262
Gain (loss) on sale of securities, net	(18,579)	—	(1,634)	175,532
Gain on sale of loans	—	20,928	—	41,130
Earnings on cash surrender value of life insurance	53,621	—	108,131	—
Other income	19,805	20,396	38,357	35,884
Total noninterest income	116,276	87,006	263,267	349,808
Noninterest expense
Salaries and employee benefits	572,085	352,924	1,101,722	742,323
Occupancy and equipment	264,866	181,301	472,482	345,178
Data processing	107,214	79,549	209,671	203,576
Professional services	97,054	29,587	268,374	65,437
Director fees	34,200	30,600	66,000	61,200
Supplies	13,307	21,437	33,009	47,425
Advertising	10,258	19,660	22,846	64,372
Insurance premiums	17,248	15,900	38,888	35,170
Other	81,984	46,615	131,525	86,469
Total noninterest expense	1,198,216	777,573	2,344,517	1,651,150
Loss before income tax expense	(55,276)	(41,872)	(71,680)	(98,682)
Income tax benefit	(41,926)	$(13,000)	(48,526)	$(31,000)
Net income (loss)	$(13,350)	$(28,872)	$(23,154)	$(67,682)
Basic and diluted earnings (loss) per share*	$(0.01)	N/A	$(0.01)	N/A
Comprehensive income (loss)	(86,175)	$(63,853)	(214,154)	$100,188
____________
*	N/A - Not Applicable, see Note 2.

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2005
(Unaudited)
2005	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Unearned ESOP Shares	Amount Reclassi-fied on ESOP Shares	Total
Balance at July 1, 2005	$26,450	$24,764,553	$12,268,336	$(113,322)	$(2,406,726)	$(272,964)	$34,266,327
Comprehensive income (loss)
Net income (loss)	—	—	(23,154)	—	—	—	(23,154)
Change in fair value of securities available-for-sale, net	—	—	—	(191,000)	—	—	(191,000)
Total comprehensive (loss)	—	—	—	—	—	—	(214,154)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(27,085)	(27,085)
RRP shares earned	—	37,229	—	—	—	—	37,229
ESOP shares earned	—	11,609	—	—	133,707	—	145,316
Balance at December 31, 2005	$26,450	$24,813,391	$12,245,182	$(304,322)	$(2,273,019)	$(300,049)	$34,207,633

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2005 and 2004
(Unaudited)
	2005	2004
Cash flows from operating activities
Net income (loss)	$(23,154)	$(67,682)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	139,938	138,208
Provision for loan losses	60,000	—
(Gain) loss on sale of securities available for sale	1,634	(175,532)
Federal Home Loan Bank stock dividend	(8,014)	(10,400)
Gain on sale of loans sold	—	(41,130)
Earnings on bank-owned life insurance	(108,131)	—
ESOP expense	145,316	—
RRP shares earned	37,229	—
Change in accrued interest receivable and other assets	(130,491)	(326,339)
Change in other accrued interest payable and liabilities	153,783	3,646
Net cash from operating activities	268,110	(479,229)
Cash flows from investing activities
Proceeds from sales, maturities, calls, and paydowns of available for sale securities	6,435,825	14,047,984
Purchases of securities available for sale	(2,000,000)	(3,979,275)
Change in loans receivable	(12,401,795)	(3,444,065)
Purchase of loan participations	(3,851,000)	(2,766,945)
Purchase of premises and equipment	(31,611)	(535,771)
Net cash from investing activities	(11,848,581)	3,321,928
Cash flows from financing activities
Net increase (decrease) in deposits	(1,660,555)	42,733,385
Change in advances from borrowers for taxes and insurance	56,581	34,519
Net cash from financing activities	(1,603,974)	42,767,904

Net change in cash and cash equivalents	(13,184,445)	45,610,603
Cash and cash equivalents
Beginning of the year	17,021,696	7,942,567
End of period	$3,837,251	$53,553,170

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Nature of Business

Royal Financial, Inc. was incorporated under the laws of Delaware on September 15, 2004, for the purpose of serving as the holding company of Royal Savings Bank (the “Bank”) as part of the Bank’s conversion from a mutual to stock form of organization. As described in Note 2 below, the conversion was completed on January 20, 2005.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three- and six- month periods ended December 31, 2005 and the accounts of the Bank as of and for the three and six months ended December 31, 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2005 and 2004. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s financial statements for the fiscal year ending June 30, 2006. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

Note 3 — Use of Estimates

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

At December 31, 2005, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2005 and 2004.

Note 4 — Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three-month and six-month periods ended December 31, 2005. Weighted average common shares outstanding excludes unallocated ESOP shares.

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Basic and diluted loss per share
Net loss as reported	$(13,350)	$(23,154)
Weighted average common shares outstanding	2,461,613	2,458,968
Basic and diluted loss per share	$(.01)	$(.01)

Note 5 — Employee Stock Ownership Plan

On January 20, 2005, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 211,600 shares of the Company’s stock at an average price of $12.62 per share.

Shares purchased by the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.

The $2.7 million loan from the Company to the ESOP requires annual principal payments of approximately $267,000, plus interest at 7.25%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (“EPS”) computations.

Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 6 — Stock Option Plan and Recognition and Retention Plan

On August 2, 2005, subject to stockholder approval, the Company’s Board of Directors approved the grant of stock options and restricted stock awards to each of the Company’s directors and certain of its executive officers under the Royal Financial, Inc. 2005 Stock Option Plan (“SOP”) and the Royal Financial, Inc. 2005 Management Recognition and Retention Plan (“RRP”). The SOP and RRP were approved by the Company’s stockholders on October 26, 2005 at the Company’s 2005 Annual Meeting, and upon approval, 185,150 stock options and 74,060 stock awards were granted at fair market value

($13.90 per share). A total of 264,500 and 105,800 shares of Company common stock have been reserved for issuance under the SOP and the RRP, respectively. The plans have a term of ten years. Both the stock options and restricted stock awards will vest equally (20% per year) over the next five years. Compensation expense related to vesting of the stock awards will approximate $136,000 per year (net of tax). The Company will also be required to record compensation expense related to the nonvested portion of the stock options outstanding beginning July 1, 2006, the effective date of the Company’s adoption of Statement on Financial Account Standard No. 123R. Compensation expense related to vesting of stock options will approximate $118,000 per year (net of tax), based on current options outstanding.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended 12/31/05	Six Months Ended 12/31/05
Net income (loss) as reported	$(13,350)	$(23,154)
Deduct: Stock-based compensation expense determined under fair value based method	19,593	19,593
Pro forma net income (loss)	(32,943)	(42,747)
Basic earnings per share as reported	(.01)	(.01)
Pro forma basic earnings per share	(.01)	(.02)
Diluted earnings per share as reported	(.01)	(.01)
Pro forma diluted earnings per share	(.01)	(.02)

The fair value of options granted and pro forma effect are computed using option pricing models, using the following weighted-average assumptions as of grant date.

2005
Risk-free interest rate	4.52%
Expected option life	7 years
Expected stock price volatility	20%
Dividend yield	—%
Weighted average fair value of options granted during year	$4.81

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

  Comparison of Financial Condition at December 31, 2005 and June 30, 2005

The Company’s total assets decreased $1.5 million, or 1.3%, to $111.7 million at December 31, 2005, from $113.2 million at June 30, 2005.

Cash and cash equivalents decreased $13.2 million to $3.8 million at December 31, 2005 from $17.0 million at June 30, 2005, as a result of an increase in loans during the period.

Securities available for sale decreased $4.6 million, or 13.9%, to $28.6 million at December 31, 2005 from $33.2 million at June 30, 2005. The decrease is the result of the sale and maturities of $6.4 million of securities. The proceeds from the sale and maturity of securities were used to purchase additional securities in an effort to restructure the portfolio to minimize interest rate risk exposure, as well as to fund new loan growth.

Loans increased $16.2 million, or 30.9%, to $68.5 million at December 31, 2005, from $52.3 million at June 30, 2005. The increase in loans was the result of the continued emphasis by management on increasing the commercial and commercial real estate loan portfolios.

Total deposits decreased $1.7 million, or 2.1%, to $76.4 million at December 31, 2005 from $78.1 million at June 30, 2005.

Total stockholders’ equity decreased $59,000 at December 31, 2005 from June 30, 2005. The decrease was primarily the result of a net loss of $23,000, an increase in unrealized losses on securities available for sale, net of taxes, of $191,000, offset by an increase in ESOP shares earned of $145,000 and $37,000 of RRP shares earned.

  Comparison of Results of Operation for the Three Months and Six Months Ended December 31, 2005 and 2004

General. Net loss for the three months ended December 31, 2005 was $13,000, a decrease in net loss of $16,000 from the same period in 2004. For the six months ended December 31, 2005, the net loss was $23,000, a decrease in net loss of $45,000 from the same period last year. The net loss resulted from increased overhead costs, primarily in the area of salaries and employee benefits, occupancy and equipment, and professional services. The increase in noninterest expense is a result of the Company’s continued preparations for implementing its growth strategy.

Net Interest Income. Net interest income increased by $408,000 to $1.1 million for the three months ended December 31, 2005, from $649,000 for the same period in 2004. Net interest income increased by $867,000 to $2.1 million for the six months ended December 31, 2005, from the same period in 2004. The net interest rate spread was 3.92% and 3.83% for the three and six months ended December 31, 2005, as compared to 2.78% and 2.66% for the same period in 2004. The net interest margin increased to 4.28% and 4.17% for the three- and six-month periods ended December 31, 2005, from 2.70% and 2.64% for the same periods in 2004, reflecting the migration of interest-earning assets to higher yielding loans. Management believes that the continued migration of interest-earning assets to higher yielding loans will generate the net interest income needed to cover increases in noninterest expenses, leading to future profitability.

Interest Income. Total interest income increased $399,000 to $1.4 million for the three months ended December 31, 2005 from $985,000 for the three months ended December 31, 2004. Total interest income increased $851,000 to $2.7 million for the six months ended December 31, 2005 from $1.9 million for the same period in 2004. For the three and six months ended December 31, 2005, average interest-earning assets increased to $98.7 million and $99.2 million from $95.0 million and $90.7 million for the same period in 2004. The increase was primarily the result of loan growth. The yield on interest-earning assets increased to 5.61% and 5.45% for the three- and six-month periods ended December 31, 2005 from 4.12% and 4.07% for the comparable periods in 2004 reflecting the increase in interest rates.

Interest Expense. Total interest expense decreased $9,000 and $16,000 to $327,000 and $632,000 for the three and six months ended December 31, 2005 from $336,000 and $649,000 for the same periods in 2004. The average cost of deposits decreased from 1.84% and 1.73% for the three and six months ended December 31, 2004 to 1.68% and 1.62% for the same periods in 2005.

Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. Provision for loan losses of $30,000 and $60,000 were made for the three and six months ended December 31, 2005. The provisions were the result of continued growth of the loan portfolio. The allowance for loan losses as a percentage of gross loans outstanding decreased to 0.50% at December 31, 2005, from 0.57% at December 31, 2004. The Bank had no nonperforming loans at December 31, 2005 compared to $136,000 at December 31, 2004.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $29,000 to $116,000 for the three month period ended December 31, 2005 from the same period in 2004. Noninterest income decreased $87,000 to $263,000 for the six month period ended December 31, 2005, compared to the same period in 2004. The increase in the three month period was primarily the result of increased service fee income and earnings on the cash surrender value of life insurance offset by losses on the sales of securities available for sale. The decrease in noninterest income for the six month period ended December 31, 2005, was primarily the result of $2,000 in losses on sales of securities compared to $176,000 of gains on sales of securities in the comparable period in 2004.

Noninterest Expense. Noninterest expense increased $421,000 and $693,000 to $1.2 million and $2.3 million for the three and six months ended December 31, 2005 from $778,000 and $1.7 million for the three and six months ended December 31, 2004. The increases were primarily the result of an increase in salaries and employee benefits, and occupancy-related expenses and professional services.

Salaries and employee benefits increased $219,000 and $359,000 for the three and six months ended December 31, 2005 compared to the same periods in 2004, primarily resulting from the hiring of new loan and accounting personnel, a new operations officer, and staffing for the Lansing branch opened in 2004. The company incurred compensation expense of $71,000 and $145,000 for ESOP shares earned over the three and six months ended December 31, 2005. Beginning in the second quarter, the Company began incurring compensation expense related to participants vesting in awards under the Management Recognition and Retention Plan (“RRP”) granted in October 2005. Expense related to this plan was $37,000 for the quarter.

Occupancy and equipment expense increased $84,000 and $127,000 for the three and six months ended December 31, 2005 compared to the same periods in 2004, due to depreciation on the new bank building and furniture and equipment used in the new building and the branch office in Lansing.

The increase in professional services is a result of the Company’s additional reporting requirements as a public company and the preparation necessary for its first annual meeting as a public company.

Provision for Income Taxes. The income tax benefit increased $29,000 for the three months ended December 31, 2005 from the comparable period in 2004. For the six months ended December 31, 2005, the tax benefit was $49,000 as compared to the tax benefit of $31,000 recorded for the comparable six month period in 2004. The increase in the tax benefit for the three- and six-month periods ended December 31, 2005 was primarily the result of earnings on the cash surrender value of life insurance, which are not subject to federal income tax.

  Liquidity and Capital Resources

Liquidity. Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations. While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize FHLB advances as needed. At December 31, 2005 there were no FHLB advances outstanding.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities was $268,000 and ($479,000) for December 31, 2005 and 2004, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities was ($11.8) million and $3.3 million for December 31, 2005, and 2004, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts and FHLB borrowings. The net cash from financing activities was ($1.6) million at December 31, 2005 and $42.8 million at December 31, 2004.

From June 30, 2005 through December 31, 2005, the Company received proceeds of $6.4 million from sales, maturities, calls and paydowns of available for sale securities. These proceeds were primarily reinvested in loans.

At December 31, 2005, the Company had outstanding commitments to originate $12.2 million in loans, unfunded lines of credit and participation loans of $2.5 million and $10.0 million, respectively, and letters of credit outstanding of $147,000. In addition, as of December 31, 2005, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $25.3 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds. As of December 31, 2005, the Bank had $14.2 million of available credit from the FHLB.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2005, the Bank exceeded each of its capital requirements with ratios of 20.18%, 30.03% and 30.49%, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans, taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the above-mentioned reasons. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements or servicing agreements are classified with other liabilities.

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

Income Taxes. Accounting for income taxes is a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Company uses an asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company must assess the realization of the deferred tax asset quarterly, and to the extent that management believes that recovery is not likely, a valuation allowance is established. This assessment is impacted by various factors, including taxable income and the composition of the investment securities portfolio. Material changes to these items can cause an adjustment to the valuation allowance. An adjustment to increase or decrease the valuation allowance is charged or credited, respectively, to income tax expense.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of, that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting him to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on October 26, 2005, the following matters were submitted to and approved by a vote of stockholders:

(1)	The election of two Class I directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2008:

Directors	Votes For	Votes Withheld
Peter C. Rolewicz	2,117,605	353,416
Roldolfo Serna	2,261,747	209,334

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Alan W. Bird	2006
Barbara K. Minster	2006
Donald A. Moll	2007
John T. Dempsey	2007
Peter C. Rolewicz	2008
Roldolfo Serna	2008

(2)	Adoption of the Royal Financial, Inc. 2005 Stock Option Plan.

Total votes for	1,686,558
Total votes against	256,510
Total votes abstaining	38,793
Broker Non-votes	489,220

(3)	Adoption of the Royal Financial, Inc. 2005 Management Recognition and Retention Plan.

Total votes for	1,644,229
Total votes against	313,254
Total votes abstaining	24,378
Broker Non-votes	489,220

(4)	Ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent accountants for the fiscal year ending June 30, 2006.

Total votes for	2,278,391
Total votes against	20,668
Total votes abstaining	172,022

Item 5.  Other Information.

Due to a recent serious illness, Neil Brodzinski, the Company’s Chief Financial Officer, has taken a leave of absence. At this time, the length of Mr. Brodzinski’s leave of absence is not known. Effective February 13, 2006, Leonard Szwajkowski joined the Company as Senior Vice President - Finance. Mr. Szwajkowski will assume a majority of Mr. Brodzinski’s duties in his absence.  Mr. Szwajkowski has over 20 years experience in the banking industry, including previously serving as Senior Vice President, Chief Financial Officer and a director of East Side Bank and Trust Company in Chicago.

Item 6.  Exhibits.

(a) The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2006	ROYAL FINANCIAL, INC.

	By:	/s/ Donald A. Moll
Donald A. Moll
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.