Form 10QSB
period 2006-03-31
ROYAL FINANCIAL, INC.
filed 2006-05-15
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 31, 2006
Common Stock, $0.01 par value	2,537,450

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-QSB

For the quarterly period ended March 31, 2006

i

 PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
March 31, 2006 and June 30, 2005

	March 31, 2006	June 30, 2005
ASSETS
Cash and due from financial institutions	$3,319,118	$5,434,381
Federal funds sold	2,257,805	11,587,315
Total cash and cash equivalents	5,576,923	17,021,696
Securities available for sale	23,551,535	33,241,548
Loans receivable, net of allowance for loan losses of $376,020 at March 31, 2006 and $286,020 at June 30, 2005	73,738,968	52,325,571
Federal Home Loan Bank stock, at cost	377,514	369,500
Cash surrender value of life insurance	5,200,724	5,038,027
Premises and equipment, net	4,561,411	4,616,417
Accrued interest receivable	365,801	306,961
Other assets	388,574	301,041
Total assets	$113,761,450	$113,220,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$77,633,746	$78,107,014
Advances from borrowers for taxes and insurance	284,853	377,037
Federal funds purchased	2,500,000	—
Accrued interest payable and other liabilities	288,632	197,419
Common stock in ESOP subject to contingent repurchase obligation	314,226	272,964
Total liabilities	81,021,457	78,954,434
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares 2,645,000 shares issued at March 31, 2006 and June 30, 2005	26,450	26,450
Additional paid-in capital	24,728,983	24,764,553
Retained earnings	12,185,496	12,268,336
Treasury stock, 28,200 and 0 shares, at cost	(418,770)	-
Accumulated other comprehensive loss, net of tax	(312,032)	(113,322)
Unearned RRP shares	(949,249)	—
Unearned ESOP shares	(2,206,659)	(2,406,726)
Reclassification of ESOP shares	(314,226)	(272,964)
Total stockholders’ equity	32,739,993	34,266,327
Total liabilities and stockholders’ equity	$113,761,450	$113,220,761

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three months and nine months ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Interest income
Loans	$1,194,149	$711,969	$3,139,577	$1,814,082
Securities
Taxable	226,865	349,254	802,524	946,255
Tax-exempt	—	—	—	7,993
Federal funds sold and other	31,360	129,093	174,767	273,168
Total interest income	1,452,374	1,190,316	4,116,868	3,041,498
Interest expense
Deposits	339,153	314,279	971,352	913,939
Advances from Federal Home Loan Bank	—	7,170	—	56,032
Federal funds purchased	264	—	264	—
Total interest expense	339,417	321,449	971,616	969,971
Net interest income	1,112,957	868,867	3,145,252	2,071,527
Provision for loan losses	30,000	20,000	90,000	20,000
Net interest income after provision for loan losses	1,082,957	848,867	3,055,252	2,051,527
Noninterest income
Service charges on deposit accounts	55,697	46,098	174,110	143,360
Gain (loss) on sale of securities, net	(43,823)	—	(45,457)	175,532
Gain on sale of loans	—	11,069	—	52,199
Earnings on cash surrender value of life insurance	54,566	—	162,697	—
Other income	55,910	19,528	131,542	55,412
Total noninterest income	122,350	76,695	422,892	426,503
Noninterest expense
Salaries and employee benefits	695,442	527,255	1,797,164	1,269,578
Occupancy and equipment	254,469	199,644	726,951	544,822
Data processing	103,127	110,380	312,798	313,956
Professional services	94,155	82,003	362,529	147,440
Director fees	34,200	30,600	100,200	91,800
Supplies	22,117	21,127	55,126	68,552
Advertising	5,629	14,278	28,475	78,650
Insurance premiums	20,055	28,954	58,943	64,124
Charitable foundation donation	—	600,000	—	600,000
Other	90,523	126,241	222,048	212,710
Total noninterest expense	1,319,717	1,740,482	3,664,234	3,391,632
Loss before income tax expense	(114,410)	(814,920)	(186,090)	(913,602)
Income tax expense (benefit)	$(54,724)	$(279,000)	$(103,250)	$(310,000)
Net income (loss)	$(59,686)	$(535,920)	$(82,840)	$(603,602)
Basic and diluted earnings (loss) per share	$(.02)	$(0.20)	$(.03)	$(0.20)
Comprehensive income (loss)	(67,396)	(790,355)	(281,550)	(690,167)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2006 and 2005
(Unaudited)

2005	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Unearned RRP Shares	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2004	$—	$—	$12,912,324	$—	$(213,511)	$—	$—	$—	$12,698,813
Comprehensive income (loss)
Net income (loss)	—	—	(603,602)	—	—		—	—	(603,602)
Change in fair value of securities available-for-sale, net	—	—	—	—	(86,565)		—	—	(86,565)
Total comprehensive (loss)	—	—	—	—	—		—	—	(690,167)
Issuance of common stock, net of offering costs	25,950	24,274,315	—	—	—		—	—	24,300,265
Purchase of 211,000 shares for ESOP	—	—	—	—	—		(2,667,150)	—	(2,667,150)
ESOP shares earned	—		—	—	—		106,513	—	106,513
Donation of 50,000 shares to Royal Charitable Foundation	500	499,500	—	—	—		—	—	500,000
Balance at March 31, 2005	$26,450	$24,773,815	$12,308,722	$—	$(300,076)	$—	$(2,560,637)	$—	$34,248,274

2006
Balance at July 1, 2005	$26,450	$24,764,553	$12,268,336	$—	$(113,322)	$—	$(2,406,726)	$(272,964)	$34,266,327
Comprehensive income (loss)
Net income (loss)	—	—	(82,840)		—		—	—	(82,840)
Change in fair value of securities available-for-sale, net	—	—	—		(198,710)		—	—	(198,710)
Total comprehensive (loss)	—	—	—		—		—	—	(281,550)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—		—		—	(41,262)	(41,262)
Purchase of 107,550 at cost	—	—	—	(1,582,768)	—		—	—	(1,582,768)
Allocation of 79,350 shares to the RRP plan		(57,912)		1,163,998		(1,106,086)			—
RRP shares earned	—		—		—	156,837	—	—	156,837
ESOP shares earned	—	22,342	—		—		200,067	—	222,409
Balance at March 31, 2006	$26,450	$24,728,983	$12,185,496	$(418,770)	$(312,032)	$(949,249)	$(2,206,659)	$(314,226)	$32,739,993

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income (loss)	$(82,840)	$(603,602)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	210,129	131,952
Provision for loan losses	90,000	20,000
Charitable foundation donation	—	500,000
(Gain) loss on sale of securities available for sale	45,457	(175,532)
Federal Home Loan Bank stock dividend	(8,014)	(10,400)
Gain on sale of loans sold	—	(52,199)
Earnings on bank-owned life insurance	(162,697)	—
ESOP expense	222,409	106,513
RRP shares earned	156,837	—
Change in accrued interest receivable and other assets	(146,373)	(57,661)
Change in other accrued interest payable and liabilities	193,578	(113,008)
Net cash from operating activities	518,486	(253,937)
Cash flows from investing activities
Proceeds from sales, maturities, calls, and paydowns of available for sale securities	11,343,481	16,812,003
Purchases of securities available for sale	(2,000,000)	(7,487,766)
Change in loans receivable	(14,652,397)	(9,187,452)
Purchase of loan participations	(6,851,000)	(4,244,720)
Purchase of premises and equipment	(155,123)	(468,253)
Net cash from investing activities	(12,315,039)	(4,576,188)
Cash flows from financing activities
Net increase (decrease) in deposits	(473,268)	4,888,731
Federal funds purchased	2,500,000	—
Repayment of Federal Home Loan Bank advance	—	(2,000,000)
Change in advances from borrowers for taxes and insurance	(92,184)	(56,373)
Proceeds from stock offering, net of offering cost	—	24,300,265
Purchase of Treasury stock	(1,582,768)	—
Purchase of ESOP shares	—	(2,667,150)
Net cash from financing activities	351,780	24,465,473
Net change in cash and cash equivalents	(11,444,773)	19,635,348
Cash and cash equivalents
Beginning of the year	17,021,696	7,942,567
End of period	$5,576,923	$27,577,915

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, Royal Savings Bank, as of and for the three- and nine- month periods ended March 31, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3 — Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses and the carrying value of deferred tax asset accounts to be critical accounting estimates.

At March 31, 2006, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2005 and 2004.

Note 4 — Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three-month and nine month periods ended March 31, 2006. Weighted average common shares outstanding excludes unallocated ESOP shares.

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Basic and diluted loss per share
Net loss as reported	$59,686	$82,840
Weighted average common shares outstanding	2,389,703	2,435,879
Basic loss per share	$(.02)	$(.03)
Weighted average common shares outstanding, including common stock equivalents	2,648,913	2,579,885
Diluted loss per share	$(.02)	$(.03)

Earnings per share for the period ending March 31, 2005 is calculated beginning with January 20, 2005, the date of conversion. Net loss for the period from conversion through March 31, 2005 was $499,720. Weighted average shares outstanding for the period from conversion through March 31, 2005 are 2,537,113, resulting in a basic and diluted loss per share of $0.20.

Diluted earnings per common share included the dilutive effects of additional potential common shares issuable under stock options and stock awards.

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

Note 6 — Stock Option Plan and Recognition and Retention Plan

On August 2, 2005, subject to stockholder approval, the Company’s Board of Directors approved the grant of stock options and restricted stock awards to each of the Company’s directors and certain of its executive officers under the Royal Financial, Inc. 2005 Stock Option Plan (“SOP”) and the Royal Financial, Inc. 2005 Management Recognition and Retention Plan (“RRP”). The SOP and RRP were approved by the Company’s stockholders on October 26, 2005 at the Company’s 2005 Annual Meeting, and upon approval, 185,150 stock options and 74,060 stock awards were granted at fair market value ($13.90 per share). A subsequent grant of 13,225 stock options and 5,290 stock awards were issued to one officer of the Company on February 21, 2006 at fair market value ($14.49 per share). A total of 264,500 and 105,800 shares of Company common stock have been reserved for issuance under the SOP and the RRP, respectively. The plans have a term of ten years. Both the stock options and restricted stock awards vest equally (20% per year) over five years. Compensation expense related to vesting of the stock awards will approximate $207,000 per year. The Company will also be required to record compensation expense related to the nonvested portion of the stock options outstanding beginning July 1, 2006, the effective date of the Company’s adoption of Statement on Financial Account Standard No. 123R. Compensation expense related to vesting of stock options will approximate $179,000 per year based on current options outstanding.

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

	Three Months Ended 3/31/06	Nine Months Ended 3/31/06
Net income (loss) as reported	$(59,686)	$(82,840)
Deduct: Stock-based compensation expense determined under fair value based method	99,106	133,639
Pro forma net income (loss)	(158,792)	(216,479)
Basic earnings per share as reported	(.02)	(.03)
Pro forma basic earnings per share	(.07)	(.09)
Diluted earnings per share as reported	(.02)	(.03)
Pro forma diluted earnings per share	(.07)	(.09)

As of March 31, 2005 there were no stock options outstanding.

The fair value of options granted and pro forma effect are computed using option pricing models, using the following weighted-average assumptions as of the grant dates.

2006
Risk-free interest rate	4.52%
Expected option life	7 years
Expected stock price volatility	20%
Dividend yield	—
Weighted average fair value of options granted during year	$4.83

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

  Forward-Looking Information

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Bank's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

  Comparison of Financial Condition at March 31, 2006 and June 30, 2005

The Company’s total assets increased $541,000, or 0.5%, to $113.8 million at March 31, 2006, from $113.2 million at June 30, 2005.

Cash and cash equivalents decreased $11.4 million to $5.6 million at March 31, 2005 from $17.0 million at June 30, 2005, as a result of an increase in loans during the period.

Securities available for sale decreased $9.7 million, or 29.2%, to $23.6 million at March 31, 2006 from $33.2 million at June 30, 2005. The decrease is the result of the sale and maturities of $11.3 million of securities. The proceeds from the sale and maturity of securities were used to fund new loan growth and to purchase $2 million of additional securities to reposition the portfolio for purposes of interest rate risk planning.

Loans increased $21.4 million, or 40.9%, to $73.7 million at March 31, 2006, from $52.3 million at June 30, 2005. The increase in loans was the result of management’s continued emphasis on growing the commercial and commercial real estate loan portfolios.

Total deposits decreased $473,000, or 0.6%, to $77.6 million at March 31, 2006, from $78.1 million at June 30, 2005. The Company purchased $2.5 million in federal funds for short-term liquidity purposes.

Total stockholders’ equity decreased $1.5 million at March 31, 2006 from June 30, 2005. The decrease was primarily the result of the purchase of 107,550 shares of common stock at a cost of $1.6 million. Approximately $1.1 million of the re-purchased stock was allocated to the Company’s RRP plan and is reflected as a contra-equity account (“unearned RRP’s”) until the shares become vested by the participants. The decrease in stockholders' equity was also the result of a $82,840 net loss and a change in the fair value of securities available for sale. The decrease in stockholders’ equity is partially offset by the pro rata vesting of shares by participants in the ESOP and RRP plans.

 Comparison of Results of Operation for the Three Months and Nine Months Ended March 31, 2006 and 2005

General. Net loss for the three months ended March 31, 2006 was $60,000, a decrease in net loss of $476,000 from the same period in 2005. For the nine months ended March 31, 2006, the net loss was $83,000, a decrease in net loss of $521,000 from the same period last year. The decrease in net loss for the quarter and nine months ended March 31, 2006 is primarily the result of a $600,000 charitable contribution made in fiscal year 2005. The net loss in 2006 resulted from increased overhead costs, primarily in the area of salaries and employee benefits, occupancy and equipment, and professional services. The increase in noninterest expense is a result of the Company’s continued preparations for implementing its growth strategy.

Net Interest Income. Net interest income increased by $244,000 to $1.1 million for the three months ended March 31, 2006, from $869,000 for the same period in 2005. Net interest income increased by $1.1 million to $3.1 million for the nine months ended March 31, 2006, from the same period in 2005. The net interest rate spread was 4.02% and 3.78% for the three and nine months ended March 31, 2006, respecitvley, as compared to 2.79% and 2.69% for the same period in 2005. The net interest margin increased to 4.51% and 4.23% for the three and nine month periods ended March 31, 2006, from 3.02% and 2.80% for the same periods in 2005, reflecting the migration of interest-earning assets to higher yielding loans. Management believes that the continued migration of interest-earning assets to higher yielding loans will generate the net interest income needed to cover increases in noninterest expenses, leading to future profitability.

Interest Income. Total interest income increased $262,000 to $1.5 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005. Total interest income increased $1.2 million to $4.2 million for the nine months ended March 31, 2006 from $3.0 million for the same period in 2005. For the three and nine months ended March 31, 2006, average interest-earning assets were $98.8 million and $99.1 million, respectively, compared to $112.9 million and $98.4 million for the same periods in 2005. The yield on interest-earning assets increased to 5.88% and 5.54% for the three and nine month periods ended March 31, 2006 from 4.16% and 4.09% for the comparable periods in 2005, as a result of an increase in loans and market interest rates earned on such loans.

Interest Expense. Total interest expense increased $18,000 and $2,000 to $339,000 and $972,000, respectively,  for the three and nine months ended March 31, 2006 from $321,000 and $970,000 for the same periods in 2005. The average cost of funds increased from 1.35% and 1.37% for the three and nine months ended March 31, 2005 to 1.75% and 1.66% for the same periods in 2006. Interest expense was lowered by $7,000 and $56,000 for the quarter and nine month ended as a result of the prepayment of FHLB advances in 2005.

Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the composition and amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. Provision for loan losses of $30,000 and $90,000 were made for the three and nine months ended March 31, 2006. The provisions were the result of continued growth of the loan portfolio. The allowance for loan losses as a percentage of gross loans outstanding decreased to 0.51% at March 31, 2006, from 0.53% at March 31, 2005. The Bank had no nonperforming loans at March 31, 2006 or March 31, 2005.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2006 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $46,000 to $122,000 for the three month period ended March 31, 2006 from the same period in 2005. Noninterest income decreased $4,000 to $423,000 for the nine month period ended March 31, 2006, compared to the same period in 2005. The increase in the three month period was primarily the result of earnings on the cash surrender value of bank-owned life insurance and increased service fee income, offset by losses on the sales of securities available for sale. The decrease in noninterest income for the nine month period ended March 31, 2006, was primarily the result of $45,000 in losses on sales of securities compared to $176,000 of gains on sales of securities for the comparable period in 2005. The Company is the beneficiary of bank-owned life insurance policies on its former chief financial officer, Neil Brodzenski, who passed away in March 2006. Approximately $578,000, plus interest, of the proceeds from the $1.3 million death benefit of the policies will be recognized as noninterest income upon approval of the insurance claim.

Noninterest Expense. Noninterest expense decreased $421,000 and $273,000 to $1.3 million and $3.7 million for the three and nine months ended March 31, 2006 from $1.7 million and $3.4 million for the three and nine months ended March 31, 2005. The decrease was primarily the result of a $600,000 charitable foundation donation in the third quarter of 2005. If the donation is excluded from the 2005 period, non interest expense for 2006 would have increased $179,000 and $873,000 for the quarter and nine month periods ended March 31, 2006 compared to the prior year periods, primarily as a result of an increase in salaries and employee benefits, occupancy and equipment expenses, and professional services.

Salaries and employee benefits increased $168,000 and $528,000 for the three and nine months ended March 31, 2006, respectively, compared to the same periods in 2005, primarily resulting from the hiring of new loan and accounting personnel, a new operations officer and a new chief financial officer. The Company incurred compensation expense of $74,000 and $222,000 for ESOP shares earned over the three and nine months ended March 31, 2006. Beginning in the second quarter of 2006, the Company began incurring compensation expense related to participants vesting in awards granted under the Management Recognition and Retention Plan (“RRP”). Expense related to this plan was $120,000 and $157,000 for the three and the nine months ended March 31, 2006. The death of the Company’s former chief financial officer resulted in the immediate vesting of his outstanding stock awards. The Company recognized $67,000 of compensation expense related to the vesting of these awards.

Occupancy and equipment expense increased $55,000 and $182,000 for the three and nine months ended March 31, 2006 compared to the same periods in 2005, due primarily to depreciation on the new bank building and furniture and equipment used in the new building and the branch office in Lansing.

Professional services for the quarter increased $12,000 and $215,000 for the three and nine months ended March 31, 2006 compared to the same periods in 2005. The increase in professional services is a result of the Company’s additional reporting requirements as a public company and the preparation necessary for its first annual meeting as a public company earlier in 2006. The Company also incurred costs related to the establishmnet of the ESOP plan in 2005.

Provision for Income Taxes. The income tax benefit decreased $224,000 for the three months ended March 31, 2006 from the comparable period in 2005. For the nine months ended March 31, 2006, the tax benefit was $103,000 as compared to the tax benefit of $310,000 recorded for the comparable nine month period in 2005. A majority of the tax benefit in fiscal year 2005 was related to the charitable foundation donation, which is currently reflected as a deferred tax asset. The remaining changes in the income tax benefits are the result of the changes in taxable income for the applicable period.

  Liquidity and Capital Resources

Liquidity. Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations. While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize FHLB advances as needed. At March 31, 2006 there were no FHLB advances outstanding.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities was $518,000 and $(254,000) for three months ended March 31, 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from the maturity and sale of securities and paydowns on mortgage-backed securities. Net cash used in investing activities was $12.3 million and $4.6 million for three months ended March 31, 2006, and 2005, respectively. Net cash from financing activities in the current year consisted primarily of the activity in deposit accounts, federal funds purchased, and borrowings. The net cash from financing activities was $352,000 at March 31, 2006 and $24.5 million at March 31, 2005.

From June 30, 2005 through March 31, 2006, the Company received proceeds of $11.3 million from sales, maturities, calls and paydowns of available for sale securities held in its portfolio. These proceeds were primarily reinvested in new loans.

At March 31, 2006, the Company had outstanding commitments to originate loans, unfunded lines of credit and participation loans of $15.9 million, and letters of credit outstanding of $294,000. In addition, as of March 31, 2006, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $26.7 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds. As of March 31, 2006, the Bank had $14.2 million of available credit from the FHLB.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2006, the Bank exceeded each of its capital requirements with ratios of 19.75%, 28.44% and 28.92%, respectively.

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

Income Taxes. Accounting for income taxes is a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Company uses an asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company must assess the realization of the deferred tax asset quarterly, and to the extent that management believes that recovery is not likely, a valuation allowance is established. This assessment is impacted by various factors, including taxable income and the composition of the investment securities portfolio. Material changes to these items can cause an adjustment to the valuation allowance. An adjustment to increase or decrease the valuation allowance is charged or credited, if necessary, to income tax expense.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (1)
0/01/06-01/31/06	—	—	—	132,250
02/01/06-02/28/06	15,250	$14.45	15,250	117,000
03/01/06-03/31/06	92,300	14.76	92,300	24,700
Total	107,550	$14.72	107,550	24,700
____________
(1)    In January 2006, the Company received regulatory approval to repurchase up to 5% of its outstanding shares of common stock, or 132,250 shares (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a) The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL FINANCIAL, INC.

Date: May 15, 2006	By:	/s/ Donald A. Moll
Donald A. Moll
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Leonard Szwajkowski
Leonard Szwajkowski
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Executive Employment Agreement dated as of February 21, 2006 by and among Royal Financial, Inc., Royal Savings Bank and Leonard Szwajkowski.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.