Form 10KSB
period 2006-06-30
ROYAL FINANCIAL, INC.
filed 2006-09-28
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, $0.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s revenues for its most recent fiscal year were $6,963,789.

As of September 27, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $32,620,875 (based on the last sale price of the common stock on the OTC Bulletin Board of $15.00 per share on that date).

The number of shares of Common Stock of the registrant outstanding as of September 27, 2006 was 2,592,100.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

ROYAL FINANCIAL, INC.

Form 10-KSB for Fiscal Year Ended

June 30, 2006

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Royal Financial, Inc. (the “Company”) was incorporated under the laws of Delaware on September 15, 2004 for the purpose of serving as the holding company of Royal Savings Bank (the “Bank”) as part of the Bank’s conversion from a mutual to stock form of organization, which was completed on January 20, 2005. The Bank was founded in 1887 as Royal Savings and Loan Association, and is a community and customer-oriented stock savings bank organized under the laws of the State of Illinois. The Bank is engaged in the business of retail banking, with operations conducted through its main office located in Chicago, Illinois and four branch offices located in Chicago, Frankfort and Lansing, Illinois and Schererville, Indiana.

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

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service. As mentioned above, historically the Bank’s business strategy had been to emphasize one- to four-family residential mortgage lending, and it continues to focus on this type of lending. In 2003, we broadened the range of our products and services by expanding our loan portfolio to include commercial real estate lending, multi-family real estate lending, and to a lesser extent commercial lending. We intend over time to continue to introduce additional products and services that we believe will benefit our customers.

Highlights of our business strategy are as follows:

•	Remaining a Community-Oriented Institution. We were established in Chicago, Illinois in 1887 and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers.

•	Diversification of Loan Portfolio. In 2003, we began to shift our efforts to diversify our loan portfolio to loans other than one- to four-family residential loans and began to make (or purchase participations in) commercial real estate loans, multi-family loans and commercial loans. At June 30, 2006, our $77.7 million loan portfolio consisted primarily of $31.6 million of one- to four-family residential loans, $30.0 million of commercial real estate loans, $5.3 million of multi-family loans, and $10.2 million of commercial loans.

•	Offering New Commercial Products and Services. We continue to develop new products for our customers, such as internet banking and business checking accounts. We expect that these new products will increase our deposit base and our fee income. In the last year, we have experienced, and anticipate to continue to experience, significant growth in commercial real estate and commercial lending. This shift from a predominately one- to four-family residential mortgage loan portfolio to a predominately commercial real estate loan portfolio is emphasized through our loan officer call program and by continuing to develop new and further strengthening existing relationships. The loan officer call program identifies certain individuals and companies as potential customers and assigns them to loan officers of the Bank, who contact the potential customer regarding loan opportunities. Such officers are also responsible for monitoring these relationships on an ongoing basis.

•	Increasing our Lending Capacity. The additional capital raised in our initial public offering in 2005 increased our lending capacity and has enabled us to originate more loans and loans with larger balances. This will permit us to serve borrowers with larger lending needs and to originate larger loans than we have in the past.

•	Maintaining High Levels of Earning Assets. Our earning assets were approximately 88.35% of average assets at June 30, 2006.

•	Growth in Hispanic Market. We intend to continue to solidify our niche as one of the last community banks in the neighborhoods we serve. Special business development efforts are concentrated in heavily populated Hispanic communities that surround our three branch locations, including, but not limited to, southeast Chicago communities such as South Chicago and the East Side, and in strategic south suburban and northwest Indiana neighborhoods. Our primary objective is to concentrate efforts in attracting commercial and commercial real estate loans from underserved small businesses. The Bank is in the process of becoming an approved lender with the Small Business Administration, and may become an approved lender with other government and municipality insured lending programs in the future, as a means of mitigating certain inherent risks associated with lending to these underserved small businesses. Additionally, we continue to capitalize on retail banking opportunities with a strong emphasis on mortgage lending.

Market Area and Competition

The Bank is a community-oriented savings bank. The Bank’s primary deposit gathering efforts and lending activities are concentrated primarily in the communities surrounding its offices, which include southeastern Cook County, Illinois and northwest Indiana.

The Bank’s market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank’s Chicago offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds, particularly Hispanic. Management of the Bank believes that its urban communities are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families. The Bank’s Lansing and Frankfort offices are located in south suburban Chicago, which consist predominantly of middle income families. The Schererville office, located in a suburban area of northwest Indiana, also consists primarily of middle to upper-middle income families.

The Bank faces significant competition in its market areas, both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have significantly greater financial and marketing resources available to them. In addition, the Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. The Bank does not rely upon any individual group or entity for a material portion of its deposits. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Competition for loans comes principally from financial institutions and mortgage companies in our primary market area. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the slowing of refinancing activity.

Lending Activities

General. At June 30, 2006, our net loan portfolio totaled $77.3 million, representing approximately 67.7% of total assets at that date. Historically, one of the principal lending activities of the Bank was the origination of one-to four family residential loans. Since 2003, the Bank has begun to diversify its loan portfolio to include commercial real estate and commercial lending. Our overall lending philosophy is to:

•	originate commercial real estate loans in our market areas,

•	originate and sell one- to four-family residential, fixed rate loans, and

•	to a lesser extent, originate multi-family and nonresidential mortgage loans, commercial loans, construction loans and consumer loans in our market area.

At June 30, 2006, one- to four-family residential loans amounted to $31.6 million, or 40.7% of the total loan portfolio. At June 30, 2006, commercial real estate loans and multi-family loans amounted to $30.0 million and $5.3 million, or 38.7% and 6.8% of the total loan portfolio, respectively. At June 30, 2006, commercial loans amounted to $10.2 million, or 13.1% of the total loan portfolio.

The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, legislative and tax policies and governmental budgetary matters. A savings institution generally may not make loans to any one borrower in an amount that exceeds 25% of its unimpaired capital and surplus. At June 30, 2006, the Bank’s regulatory limit on loans to one borrower was $5.8 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $4.0 million, $2.9 million, $2.4 million, $2.3 million and $2.3 million. Each of the Bank’s five largest loans or groups of loans was performing in accordance with its terms at June 30, 2006.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	June 30,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$31,646	40.73%	$21,913	41.65%	$20,119	57.60%
Commercial real estate loans	30,025	38.65	24,372	46.33	10,538	30.17
Multi-family loans	5,287	6.81	778	1.48	957	2.74

Total real estate loans	66,958	86.19	47,063	89.46	31,614	90.51
Commercial loans	10,174	13.10	5,267	10.01	3,041	8.71
Consumer loans:
Home Equity loans	363	0.47	117	0.22	89	0.26
Share loans	192	0.24	164	0.31	183	0.52

Total consumer loans	555	0.71	281	0.53	272	0.78

Total Loans	$77,687	100.00%	$52,611	100.00%	$34,927	100.00%

Less:
Deferred loan fees and costs, net	(39)		(1)		(6)
Allowance for loan losses	400		286		236

Loans receivable, net	$77,326		$52,326		$34,697

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

Maturity of Loan Portfolio. The following table presents certain information at June 30, 2006, regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to prepayments as a result of the refinancing of adjustable-rate and fixed-rate loans at lower rates). Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or the allowance for loan losses.

	At June 30, 2006
	One- to Four-Family	Commercial Real Estate	Multi-family	Commercial	Consumer	Total Loans
	(In thousands)
Amounts Due In:
One year or less	$3,128	$3,089	$2,048	$9,329	$37	$17,631
More than one year to five years	4,643	23,833	2,508	845	206	32,035
More than five years	23,875	3,103	731	—	312	28,021

Total amount due	$31,646	$30,025	$5,287	$10,174	$555	$77,687

The following table sets forth the dollar amount of gross loans due after June 30, 2007 that have fixed interest rates or that have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One- to four-family loans	$28,324	$194	$28,518
Commercial real estate loans	22,990	3,946	26,936
Multi-family loans	1,239	2,000	3,239
Commercial loans	461	384	845
Consumer loans:
Home Equity loans	363	—	363
Share loans	33	122	155

Total loans	$53,410	$6,646	$60,056

One- to Four-Family Residential Real Estate Loans. One of the Bank’s primary lending activities is the origination of loans secured by one- to four-family residences. At June 30, 2006, $31.6 million, or 40.7%, of gross loans consisted of one- to four-family residential loans.

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

The Bank offers residential mortgage loans with either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank’s fixed rate loans generally are originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors that purchase mortgages in the secondary market. At June 30, 2006, all but one of the Bank’s one- to four-family residential mortgage loans were fixed rate loans.

Occasionally, the Bank sells a portion of the newly originated one- to four-family residential loans to third-party private investors, consistent with our interest rate risk policy. All loans are sold servicing released. The Bank collects origination fees in connection with these sales.

The following table shows total loans originated, sold, purchased and repaid during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Loan Originations:
Real estate loans:
One- to four-family loans	$11,079	$5,912	$7,840
Commercial real estate loans	10,485	15,739	3,606
Multi-family loans	953	—	232
Commercial loans	2,211	5,842	3,147
Consumer loans:
Home Equity loans	286	—	80
Share loans	32	71	98

Total Loan Originations	25,046	27,564	15,003
Participations Purchased(1)	18,915	6,384	9,234
Sales and Loan Principal Reductions:
Loans sold(2)	—	(2,166)	(3,380)
Loan principal reductions	(18,885)	(14,099)	(9,991)

Total loans sold and principal reductions	(18,885)	$(16,265)	$(13,371)
Decrease due to other items, net(3)	(76)	(55)	(31)

Increase in loan portfolio	$25,000	$17,628	$10,835

(1)	Participations purchased consist of commercial real estate loans.
(2)	Loans sold consist of one- to four-family real estate loans.
(3)	Other items consist of net deferred fees and costs and allowance for loan losses. Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Bank concentrates its lending activity to its primary market areas in Cook County, Illinois and Northwest Indiana. The Bank may invest up to 15% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.

The Bank offers, but historically has not originated, adjustable-rate one- to four-family residential mortgage loans due to lack of demand.

At June 30, 2006, home equity loans amounted to $363,000, or 0.5% of the total loan portfolio. These loans are secured by the underlying equity in the borrower’s residence. As a result, the Bank generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage loan held by the Bank. If the Bank does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have 10-year terms and may have either floating rates of interest tied to the Bank’s internal prime rate or fixed rates of interest.

Multi-Family Residential Loans. The Bank also offers multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80%. At June 30, 2006, the Bank had $5.3 million in multi-family residential mortgage loans which amounted to 6.8% of the total portfolio.

Commercial Real Estate Loans. The Bank’s commercial real estate loan portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, retail stores and restaurants generally located within the Chicago MSA and Northwest Indiana. In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the Midwest. Some of the collateral securing such loans is outside the Chicago MSA, but is still in the

Midwest. Commercial real estate loans amounted to $30.0 million or 38.7% of the total loan portfolio at June 30, 2006. Participation interest in commercial real estate loans purchased amounted to $18.1 million, or 60.3% of the commercial real estate portfolio at June 30, 2006. Before purchasing such loans, the Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.

Commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have shorter maturities than one- to four-family residential mortgage loans. The maximum term of the commercial real estate loans is from 5 to 10 years based on up to a 25-year amortization schedule. Most have fixed rates, but some have floating rates tied to the Bank’s internal prime rate. Otherwise, the commercial real estate loans have terms that are substantially similar to its one- to four-family residential mortgage loans.

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

Commercial Loans. At June 30, 2006, commercial loans amounted to $10.2 million, or 13.1% of the loan portfolio. Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal prime rate or fixed rates of interest. Commercial loans are made to small to medium-size businesses within the Bank’s market area. A substantial portion of the Bank’s small business loans are secured by real estate, equipment and other corporate assets. The Bank also generally obtains personal guarantees from the principals of the borrower with respect to all commercial loans. In addition, the Bank may extend loans for a commercial business purpose, which are secured by a mortgage on the proprietor’s home or the business property. Commercial loans generally are deemed to involve a greater degree of risk than one- to four-family residential mortgage loans.

Consumer Loans. The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. At June 30, 2006, $555,000, or 0.7% of the total loan portfolio, consisted of consumer loans. The consumer loans offered include home equity loans and loans secured by deposit accounts in the Bank, which are sometimes referred to as share loans. Loans secured by deposit accounts in the Bank amounted to $192,000, or 0.2% of the total loan portfolio at June 30, 2006. Such deposit account loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying savings account and have three year maximum terms.

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

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company did not have any real estate owned at June 30, 2006.

Delinquent Loans. At June 30, 2006 there was one loan totaling $57,000 that was 30 days or more past due.

Nonperforming Assets. The following table presents information with respect to the nonperforming assets at the dates indicated.

	At June 30,
	2006	2005	2004
	(Dollars in thousands)
Nonaccruing Loans:
Real estate loans:
One- to four-family loans	$—	$—	$—
Commercial real estate loans	—	—	—
Multi-family loans	—	—	111
Commercial loans	—	—	—
Consumer loans:
Home Equity loans	—	—	—
Share loans	—	—	—

Total nonaccruing loans	—	—	111
Loans past due over 90 days still on accrual	—	—	17

Real estate owned(1)	—	—	—

Total nonperforming assets(2)	—	—	128
Troubled debt restructurings	—	—	—

Troubled debt restructurings and total nonperforming assets	$—	$—	$128

Total nonperforming loans and troubled debt restructurings as a percentage of total loans	0.00%	0.00%	0.37%

Total nonperforming assets and troubled debt restructurings as a percentage of total assets	0.00%	0.00%	0.14%

(1)	Real estate owned typically includes other repossessed assets and the balances are shown net of related loss allowances.
(2)	Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.

For the years ended June 30, 2006, 2005 and 2004, the amount of interest income that would have been recorded on non-accrual loans was $0, $0, and $9,000, respectively.

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

There were no classified assets at June 30, 2006, and no significant loans for which the terms had been renegotiated or restructured, or for which there were serious doubts as to the ability of the borrower to comply with repayment terms.

Allowance for Loan Losses. At June 30, 2006, the allowance for loan losses was $400,000, or 0.52% of the total loan portfolio. The loan loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans. Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis. This includes reviewing delinquency trends, impaired loans, loan to value ratios and types of collateral. Management then compared this data to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis. Based on these factors, including the fact that the Bank did not have any significant delinquencies and no impaired credits within the commercial or commercial real estate loan portfolio, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at June 30, 2006.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$46	40.73%	$42	41.65%	$102	57.60%
Commercial real estate loans	257	38.65	146	46.33	78	30.17
Multi-family loans	12	6.81	3	1.48	5	2.74
Commercial loans	84	13.10	95	10.01	44	8.71
Consumer loans:
Home equity loans	1	0.47	—	0.22	2	0.26
Share loans	—	0.24	—	0.31	5	0.52

Total	$400	100.00%	$286	100.00%	$236	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$286	$236	$233
Charge-offs	(13)	—	—
Provision for loan losses	127	50	3

Balance at end of period	$400	$286	$236

Allowance for loan losses as a percent of total loans outstanding	0.52%	0.54%	0.68%
Allowance for loan losses as a percent of total nonperforming loans	0.00%	0.00%	184.38%
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Investment Securities

The Bank has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies, government sponsored entities, and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds. The Bank’s investment strategy is established by the Investment Committee which presently consists of Alan Bird, Chairman of the Company and the Bank, Donald Moll, the Company’s and the Bank’s President and CEO, and John Dempsey, a director of the Company and the Bank and Chairman of the Company’s Audit Committee. The Investment Committee meets on a monthly basis and the strategy established by the committee is implemented by the Bank’s President and Chief Financial Officer. Any material deviation from the investment strategy requires approval by the Investment Committee. At June 30, 2006, the Company did not hold any investment with an aggregate book value in excess of 10% of stockholders’ equity.

The following table sets forth information relating to the amortized cost and fair value of the securities portfolio, all of which are classified as available-for-sale.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government sponsored entities	$11,996	$11,717	$16,311	$16,185	$17,732	$17,446
State and municipal	—	—	—	—	715	734
Mortgage-backed	1,148	1,101	2,011	2,038	2,655	2,691
Collateralized mortgage obligations	8,470	8,245	14,591	14,523	16,113	15,884
Corporate	500	455	500	496	7,634	7,771

Total	$22,114	$21,518	$33,413	$33,242	$44,849	$44,526

The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2006. The amounts reflect fair value of the securities at June 30, 2006.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	6-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total
	(Dollars in thousands)
U.S. Government sponsored entities	$1,985	2.71%	$9,731	3.56%	$—	—%	$—	—%	$11,717
Mortgage-backed	—	—	212	5.09	435	5.12	454	5.86	1,101
Collateralized mortgage obligations	—	—	103	6.01	2,254	4.77	5,887	6.93	8,245
Corporate	—	—	—	—	455	5.76	—	—	455

Total	$1,985	2.71%	$10,046	3.62%	$3,144	4.96	$6,341	6.85	$21,518

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

The Bank obtains deposits primarily from residents of Illinois and Northwest Indiana. The Bank has not solicited deposits from outside Illinois or paid fees to brokers to solicit funds for deposit.

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

The following table shows the distribution of and certain other information relating to the Bank’s deposits by type as of the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposits
Interest bearing	$9,496	12.04%	$10,386	13.30%	$9,411	12.14%
Non-interest bearing	6,337	8.03	4,599	5.89	1,850	2.39
Savings deposits	30,237	38.32	31,915	40.86	32,247	41.59

Total transaction accounts	46,070	58.39	46,900	60.05	43,508	56.12
Certificate accounts:
0.00% – 0.99%	—	—	—	—	114	0.15
1.00% – 1.99%	1,317	1.67	8,794	11.26	21,248	27.41
2.00% – 2.99%	8,551	10.84	16,278	20.84	5,606	7.23
3.00% – 3.99%	13,264	16.81	5,009	6.41	5,582	7.20
4.00% – 4.99%	9,310	11.80	1,126	1.44	1,273	1.64
5.00% – 5.99%	386	0.49	—	—	191	0.25

Total certificate accounts	32,828	41.61	31,207	39.95	34,014	43.88

Total deposits	$78,898	100.00%	$78,107	100.00%	$77,522	100.00%

The following table sets forth the savings activities of the Bank during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Total deposits at beginning of period	$78,107	$77,522	$70,455
Net deposits (withdrawals)	(561)	(612)	5,959
Interest credited	1,352	1,197	1,108

Total deposits at end of period	$78,898	$78,107	$77,522

The following table shows the interest rate and maturity information for the Bank’s certificates of deposit at June 30, 2006.

	Maturity Date
Interest Rate	One Year or Less	1-2 Years	2-3 Years	Over 3 Years	Total
	(In thousands)
1.00% - 1.99%	$1,317	$—	$—	$—	$1,317
2.00% - 2.99%	8,022	529	—	—	8,551
3.00% - 3.99%	10,518	2,595	151	—	13,264
4.00% - 4.99%	7,244	602	532	932	9,310
5.00% - 5.99%	386	—	—	—	386

Total	$27,487	$3,726	$683	$932	$32,828

As of June 30, 2006, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $9.9 million. The following table presents the maturity of these time certificates of deposit at such dates.

June 30, 2006
(In thousands)
3 months or less	$3,435
Over 3 months through 6 months	2,708
Over 6 months through 12 months	1,999
Over 12 months	1,739

$9,881

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

The following table shows certain information regarding the short-term borrowings of the Bank at or for the dates indicated:

	At or for the Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Federal Home Loan Bank open line of credit:
Average balance outstanding	$—	$1,145	$2,000
Maximum amount outstanding at any month-end during the period	—	2,000	2,000
Balance outstanding at end of period	—	—	2,000
Average interest rate during the period	N/A	4.89%	4.85%
Weighted average interest rate at end of period	N/A	—	4.78

At June 30, 2006, the Bank had no outstanding advances from the Federal Home Loan Bank.

Subsidiaries

The Company’s only subsidiary is Royal Savings Bank. The Bank does not currently have any subsidiaries.

Total Employees

The Bank had 47 equivalent full-time employees at June 30, 2006. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines. At June 30, 2006, the Company’s total risk-based capital ratio, Tier 1 Capital and leverage ratio exceed the Federal Reserve Board’s capital adequacy requirements.

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

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act restrict transactions between a bank and an affiliated company, including a parent bank holding company. The Bank is subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities of affiliated companies, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with nonaffiliates. Generally, the Bank is limited in its extensions of credit to any affiliate to 10% of its capital and in its extensions of credit to all affiliates to 20% of its capital.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At June 30, 2006, the Bank had $345,913 in FHLB stock, which was in compliance with this requirement. At June 30, 2006, the Bank had no FHLB advances outstanding.

Illinois Banking System. The DBRE and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as the Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. The DBRE has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operation of the DBRE. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the DBRE. The DBRE also assesses fees for examinations conducted by the DBRE’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended June 30, 2006, the Bank paid approximately $30,000 in supervisory fees and expenses.

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

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve Board and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan that, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions under the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $1 billion or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The Bank did not have assets of $1 billion or more at the beginning of fiscal year 2006, and therefore need not provide an annual report as required by FDICIA.

As of June 30, 2006, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Savings Association Insurance Fund, or SAIF. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to SAIF), and “C” (institutions that pose a substantial probability of loss to SAIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During fiscal year 2006, the Bank paid deposit insurance premiums in the aggregate amount of $11,000.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company is located and conducts its business at the Bank’s main office at 9226 Commercial Avenue, Chicago, Illinois 60617. In addition to the main office, the Bank has branch locations at 10555 South Ewing Avenue, Chicago, Illinois 60617; 17130 S. Torrence Avenue, Lansing, Illinois 60438; 19802 S. Harlem Avenue, Frankfort, Illinois 60423; and 713 US Highway 41, Schererville, Indiana 46375. The Company owns the office buildings for the main office and Ewing Avenue locations. The Company leases the branch facilities in Lansing, Frankfort, and Schererville. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “RYFL.OB.” At September 15, 2006, the Company had 169 record holders of its common stock. The table below shows the reported high and low bid price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2006 and 2005. The Company completed its initial public offering on January 20, 2005.

2006
	High	Low	Dividends Declared
First quarter	$14.00	$12.80	N/A
Second quarter	14.50	13.60	N/A
Third quarter	14.85	14.15	N/A
Fourth quarter	14.85	14.55	N/A

2005
	High	Low	Dividends Declared
First quarter	N/A	N/A	N/A
Second quarter	N/A	N/A	N/A
Third quarter	$12.75	$10.00	N/A
Fourth quarter	12.90	11.50	N/A

Dividend Policy

The Company does not currently pay cash dividends on its common stock. In the event that the Board of Directors does decide to declare a dividend, such payment will depend upon a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company files consolidated tax returns with the Bank. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings banks. See “Supervision and Regulation.”

The Company currently has no intention to initiate, any action that leads to a return of capital (as distinguished from a dividend) to stockholders of the Company.

Small Business Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended June 30, 2006 of equity securities that are registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans/Program (1)
04/01/06-04/30/06	—	—	—	24,700
05/01/06-05/31/06	10,000	$14.75	10,000	14,700
06/01/06-06/30/06	14,700	14.78	14,700	—

Total	24,700	$14.73	24,700	—

(1)	In January 2006, the Company received regulatory approval to repurchase up to 5% of its outstanding shares of common stock, or 132,250 shares (the “Program”). As of June 30, 2006, all of the common stock approved for repurchase under the Program had been purchased.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities available for sale, mortgage-backed securities, Federal Home Loan Bank stock and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, money market deposit accounts and federal funds purchased. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts, increases in the cash surrender value of bank owned life insurance, gains and losses on the sale of securities and loans and miscellaneous other income, including income on rental properties. In 2006, we recognized $568,000 of income from the proceeds of the death benefit of bank-owned life insurance received as a result of the untimely and unfortunate death of our former Chief Financial Officer, Neil Brodzinski, in March 2006. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional services, director’s fees, charitable contributions, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses and income taxes are deemed critical because they involve the use of estimates and require significant management judgments.

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans, taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the above mentioned reasons. Loan losses are charged off against the allowance when management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements or servicing agreements are classified with other liabilities.

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

Income Taxes. Accounting for income taxes is a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Company uses an asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company must assess the realization of the deferred tax asset quarterly, and to the extent that management believes that recovery is not likely, a valuation allowance is established. This assessment is impacted by various factors, including future taxable income and the composition of the investment securities portfolio. Material changes to these items can cause an adjustment to the valuation allowance. An adjustment to increase or decrease the valuation allowance is charged or credited, respectively to income tax expense.

Selected Financial Data

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

	At June 30,
	2006	2005	2004
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$114,279	$113,221	$92,677
Cash and cash equivalents	4,348	17,022	7,943
Securities available for sale	21,518	33,242	44,526
Loans receivable, net	77,326	52,326	34,697
Deposits	78,898	78,107	77,522
Advances from the Federal Home Loan Bank	—	—	2,000
Total equity	32,755	34,266	12,699
Book value per common share	$13.95	$12.96	N/A

	Year Ended June 30,
	2006	2005	2004
	(In thousands, except per share data)
Selected Operating Data:
Total interest income	$5,834	$4,291	$3,581
Total interest expense	1,354	1,253	1,199
Net interest income	4,480	3,038	2,382
Provision for loan losses	127	50	3
Net interest income after provision for loan losses	4,353	2,988	2,379
Total noninterest income	1,130	525	518
Total noninterest expense	4,885	4,569	2,798
Income (loss) before provision for income taxes	598	(1,056)	99
Provision (benefit) for income taxes	44	(412)	15
Net income (loss)	554	(644)	84
Basic and diluted earnings (loss) per share(4)	0.23	(0.22)	N/A

	Year Ended June 30,
	2006	2005	2004
Key Financial Ratios:

Performance Ratios:
Return on average assets	0.49%	(0.58)%	0.09%
Return on average equity	1.67	(2.90)	0.63
Interest rate spread(1)	4.16	2.71	2.80
Net interest margin(2)	4.51	2.93	2.94
Total noninterest expenses to average total assets	4.35	4.13	3.10
Efficiency ratio(3)	96.01	117.15	102.68

Asset Quality Ratios:
Nonperforming loans to total loans at end of period	0.00%	0.00%	0.37%
Nonperforming assets to total assets at end of period	0.00	0.00	0.14
Allowance for loan losses to total loans at end of period	0.52	0.54	0.68
Allowance for loan losses to total nonperforming loans at end of period	0.00	0.00	184.38

Capital Ratios:
Total capital (to risk-weighted assets)	29.92%	35.79%	28.07%
Tier 1 capital (to risk-weighted assets)	29.42	35.34	27.57
Tier 1 capital (to average assets)	21.13	19.54	13.85
Equity to assets at end of period	28.66	30.26	13.70

(1)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Noninterest expense, excluding the expenses related to the formation of the Royal Charitable Foundation, divided by the sum of net interest income, plus noninterest income, excluding net gain on sales of securities and income from the death benefit of bank-owned life insurance.
(4)	Earnings per share in 2005 is calculated based on the period of time from the date of the initial public offering, January 20, 2005, through the period ended June 30, 2005.
N/A	Not applicable.

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

	Year Ended June 30,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-Earning Assets:
Loans receivable, net(2)	$74,791	$4,610	6.16%	$42,080	$2,646	6.29%	$27,787	$1, 821	6.55%
Securities available for sale(7)	21,794	1,009	4.63	36,686	1,175	3.20	50,076	1,724	3.44
Deposits with financial institutions(3)	2,353	207	8.80	24,686	454	1.84	3,863	39	1.01
Federal Home Loan Bank stock	365	8	2.19	359	20	5.57	336	27	8.04

Total interest-earning assets	99,303	5,834	5.88	103,811	4,295	4.14	82,062	3,611	4.40

Noninterest-earning assets:	13,094			6,715			8,321

Total assets	$112,397			$110,526			$90,383

Interest-Bearing Liabilities:
Deposits:
Demand	$15,765	109	0.69	$21,245	130	0.61	$5,889	39	0.66
Savings	30,156	306	1.02	40,756	589	1.45	32,348	329	1.02
Certificates of Deposit	32,795	937	2.86	24,772	478	1.93	34,579	734	2.12

Total deposits	78,716	1,352	1.72	86,773	1,197	1.38	72,816	1,102	1.51
Borrowings:
Federal Home Loan Bank advances	—	—	—	1,145	56	4.89	2,000	97	4.85
Federal funds purchased	41	1	2.44	—	—	—	—	—	—

Total interest-bearing liabilities	78,757	1,353	1.72	87,918	1,253	1.43	74,816	1,199	1.60

Noninterest-bearing liabilities:	529			384			2,191

Total liabilities	79,286			88,302			77,007
Total equity capital(4)	33,111			22,224			13,376

Total liabilities and equity capital	$112,397			$110,526			$90,383

Net average interest-earning assets	$20,546			$15,893			$7,246

Net interest income; interest rate spread(5)		$4,481	4.16%		$3,042	2.71%		$2,412	2.80%

Net interest margin(6)			4.51%			2.93%			2.94%
Average interest-earning assets to average interest-bearing liabilities	126.09%			118.08%			109.69%

(1)	Yields and rates have been annualized where appropriate.
(2)	Includes nonaccruing loans.
(3)	Includes interest-bearing demand deposits, repurchase agreements and federal funds sold.
(4)	Includes retained earnings and accumulated other comprehensive income (loss).
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax effective yield, assuming a 34% rate.

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

	Year Ended June 30,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Yield/Rate	Volume		Total Yield/Rate	Volume
	(In thousands)
Interest-Earning Assets:
Loans receivable, net	$(97)	$2,061	$1,964	$(77)	$902	$825
Securities available for sale	312	(478)	(166)	(113)	(430)	(549)
Deposits with financial institutions	164	(411)	(247)	55	360	415
Federal Home Loan Bank stock	(12)	—	(12)	(9)	2	(7)

Total	367	1,172	1,539	(144)	828	684
Interest-Bearing Liabilities:
Deposits:
Demand	13	(34)	(21)	(3)	94	91
Savings	(130)	(153)	(283)	161	99	260
Certificates of Deposit	305	154	459	(24)	(232)	(256)

Total deposits	188	(33)	155	134	(39)	95
Borrowings:
Federal Home Loan Bank Advances	—	(56)	(56)	1	(42)	(41)

Federal funds purchased	1	—	1	—	—	—
Total	189	(89)	100	135	(81)	54

Increase (decrease) in net interest income	$178	$1,261	$1,439	$(279)	$909	$630

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

Total assets increased $1.1 million, or 0.93%, to $114.3 million at June 30, 2006 compared to $113.2 million at June 30, 2005. The increase in total assets resulted primarily from increases in loans receivable and an increase in premises and equipment, partially offset by decreases in cash and cash equivalents and securities available for sale. Total deposits increased $791,000 to $78.9 million, or 1.01%, for the year ended June 30, 2006 compared to $78.1 million for the same period in 2005. The increase in loans receivable of $25.0 million, or 47.78%, to $77.3 million at June 30, 2006 compared to $52.3 million at June 30, 2005, resulted from an increase in one-to-four family loans, commercial real estate loans and multi family loans, as well as the purchase of participation interests in commercial and commercial real estate loans. The increase in premises and equipment resulted from the construction in progress related to two new branch locations located in Frankfort, Illinois and Schererville, Indiana. These facilities were subsequently opened in August 2006. The decrease in securities available for sale of $11.7 million resulted from paydowns, calls and maturities of $5.9 million and the sale of select securities due to changes in market conditions. This activity was partially offset by $2.0 million of securities available for sale purchases for the year ended June 30, 2006. Total stockholders’ equity decreased $1.5 million, or 4.41%, to $32.8 million for the year ended June 30, 2006 compared to $34.3 million for the same period in 2005. This decrease in stockholders’ equity resulted primarily from the purchase of

$1,948,000 of treasury stock, of which $1,164,000 was allocated to unearned shares to fund the Recognition and Retention Plan (RRP). Stockholders’ equity also decreased by $280,000 as a result of an increase in unrealized losses (net of income taxes) on securities available for sale. The decrease was offset by net income of $554,000 and shares earned in the Company’s ESOP and RRP plans of $299,000 and $209,000, respectively.

Comparison of Results of Operations for the Years Ended June 30, 2006 and June 30, 2005

General. The Company’s net income amounted to $554,000 for the year ended June 30, 2006 compared to a net loss of $644,000 for the year ended June 30, 2005. The increase in net income reflected increases in net interest income, and noninterest income. Return on average assets was 0.49% for the year ended June 30, 2006 as compared to (0.58)% for the year ended June 30, 2005. Return on average equity was 1.67% and (2.90)% for the years ended June 30, 2006 and 2005, respectively. Equity to assets at June 30, 2006 and 2005 was 28.66% and 30.26%, respectively.

Interest Income. Interest income increased by $1.5 million, or 35.83%, to $5.8 million for the year ended June 30, 2006 from $4.3 million for the same period in 2005. The increase in interest income resulted primarily from an increase in average yield on interest earning assets to 5.88% per annum from 4.14% per annum in 2005. The increase was partially offset by a decrease in total interest earning assets of $4.5 million, or 4.34% to $99.3 million for the year ended June 30, 2006 from $103.8 million for the same period in 2005.

Interest income on loans increased by $2.0 million, or 74.3%, for the year ended June 30, 2006 compared to the same period in 2005. The increase was due to a $32.7 million, or 77.74%, increase in the average balance of loans for the year ended June 30, 2006 compared to the same period in 2005, offset by a 13 basis point decrease in the yield on loans, reflecting a change in the mix of loan products during 2006.

Interest income on securities available for sale decreased by $166,000, or 14.13%, due primarily to a $14.9 million decrease in the average balance on such securities for the year ended June 30, 2006 compared to the same period in 2005, offset by an increase in the yield on such assets to 4.63% per annum in 2006 from 3.20% per annum in 2005.

Interest Expense. Interest expense on deposits increased $155,000, or 12.95%, to $1.4 million for the year ended June 30, 2006 from $1.2 million for the same period in 2005. The increase was due to a 34 basis point increase in the rates paid on such deposits to 1.72% per annum for the year ended June 30, 2006 from 1.38% in 2005, offset by a decrease of $8.1 million, or 9.29%, in the average balance of such deposits for the year ended June 30, 2006 from the same period in 2005.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets tax effected and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $1.4 million, or 47.30%, to $4.5 million for the year ended June 30, 2006 compared to $3.0 million for the year ended June 30, 2005. The increase was primarily due to an increase in the ratio of interest-earning assets to interest-bearing liabilities (126.09% from 118.08%) and an increase in our net interest rate spread to 4.16% per annum from 2.71% per annum.

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

For the years ended June 30, 2006 and June 30, 2005, the provision for losses on loans amounted to $127,000 and $50,000, respectively. The additional provision in 2006 was the result of the changing composition and increase in the loan portfolio. The Bank continued to have no nonperforming loans at June 30, 2006. The allowance for loan losses was $400,000, or 0.52% of total loans, at June 30, 2006, as compared to $286,000, or 0.54% of total loans, at June 30, 2005. While the Bank cannot assure that future charge-offs and/or additional provisions will not be necessary, the Bank believes that, as of June 30, 2006, its allowance for loan losses was adequate to cover probable incurred losses.

Noninterest Income. Noninterest income increased $604,000, or 114.83%, to $1.1 million for the year ended June 30, 2006 compared to $526,000 for the same period in 2005. This increase was primarily due to income from a death benefit from the bank-owned life insurance policy of $568,000, an increase in earnings on bank-owned life insurance of $179,000, offset by decrease in net securities gains of $221,000 over the prior year. Noninterest income also reflected increases in service charges on deposit accounts of $26,000 and $70,000 of fee income from mortgage-banking activity.

Noninterest Expense. Noninterest expense increased $316,000, or 6.92%, to $4.9 million for the year ended June 30, 2006 compared to $4.6 million for the same period in 2005. Compensation and employee benefits increased $445,000, or 23.35%. The increase was the result of $209,000 of compensation expense for stock awards under the Company’s RRP plan that was approved in 2006. The Company expects to recognize approximately $207,000 in compensation expense annually as the shares vest over a five-year period. Additionally, a new Chief Financial Officer (“CFO”) was hired in the current year due to the death of the Company’s previous CFO in the third quarter of 2006. The Bank also hired additional personnel in anticipation of opening its Frankfort and Schererville branches in August 2006. Preparation of the two new branch facilities caused increases in various other expense categories during 2006. The increase in compensation expense and other noninterest expenses was offset by a decrease in charitable foundation donation as the initial funding contribution of $600,000 was made in 2005.

The Company estimates that it will incur $191,000 of additional compensation annually over the next four years in adopting the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R effective July 1, 2006. The amount is related to compensation expense attributable to unvested stock options.

Income Taxes Expense (Benefits). The provision for income taxes was $44,000 in 2006 compared to a benefit of ($412,000) recorded for the year ended June 30, 2005. The resulting effective tax rates for 2006 and 2005 were 10.46% and (39.02)%, respectively. The effective rate in 2006 reflects the non-taxable income from the death benefit on the bank-owned life insurance policy, the increase in the cash surrender value on remaining policies in force, and the valuation allowance established for a portion of the charitable contribution carryforward.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $834,000 and $1.1 million in 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash used in investing activities were $13.7 million and $12.3 million in 2006, and 2005, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, increases in federal funds purchased, treasury stock purchases, FHLB repayments, and the Company’s initial public offering. The net cash from financing activities was $171,000 in 2006 and $20.3 million in 2005.

The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2006, the Bank exceeded each of its capital requirements with ratios of 21.2%, 29.5% and 30.0%, respectively.

Recent Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued a Statement 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006.

In March 2006, the FASB issued Statement 156 (“SFAS 156”), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140. This Statement is effective as of the beginning of fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109), including tax positions considered to be routine and those with a high degree of uncertainty.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

The Company is evaluating the potential impact of the standards on future periods.

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

At June 30, 2006, the Bank had outstanding commitments to originate $13.1 million in loans, as compared to $10.3 million at June 30, 2005. In addition, as of June 30, 2006, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $27.5 million. Standby letters of credit amounted to $147,000 and $262,000 at June 30, 2006 and 2005, respectively.

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

Our Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon earning a higher yield on assets than the rates we pay on deposits and borrowings and sustaining this positive interest rate spread during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of how an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

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

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006, because of the material weakness disclosed below.

In connection with its audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2006, Crowe Chizek and Company LLC (“Crowe Chizek”), the Company’s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In particular, in connection with the audit for the year ended June 30, 2006, Crowe Chizek identified several adjustments and corrections that had to be incorporated into the consolidated financial statements as a result of Crowe Chizek’s audit. These adjustments encompassed various areas, including deferred loan costs, income taxes, professional fees and the employee stock ownership plan According to Crowe Chizek, these adjustments and corrections indicated that management’s internal review process over financial reporting was not appropriately designed and implemented. Specifically, Crowe Chizek advised the Board of Directors, the Audit Committee and management that: (a) a formal procedure was not in place to ensure that entries were recorded in accordance with United States generally accepted accounting principles and that the posting of these entries was appropriately reviewed; and (b) when there were departures from United States generally accepted accounting principles, a formal procedure was not in place to ensure that an analysis of the potential differences was completed, conclusions as to materiality documented and remediation steps determined on a quarterly and annual basis.

In order to remediate this material weakness identified by Crowe Chizek and to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of the Company’s consolidated financial statements, including the recent hiring of additional staff in the Company’s finance department. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors. The information required in response to this item regarding the Company’s directors will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on October 25, 2006 under the captions “Beneficial Ownership”; “Election of Directors—Information with Respect to Nominees for Director,” “—Members of the Board of Directors Continuing in Office,” “Board Meetings,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-B in response to this item will be contained in the Proxy Statement under the caption “Beneficial Ownership” and the information included therein is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2006 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	198,375	$13.94	66,125
Equity compensation plans not approved by security holders	—	—	—

Total	198,375	$13.94	66,125

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Financial, Inc. and Subsidiary

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Royal Financial, Inc. and Subsidiary (Company) as of June 30, 2006 and 2005, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Financial, Inc. and Subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois

September 26, 2006

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 and 2005

Assets	2006	2005
Cash and due from financial institutions	$3,454,828	$5,434,381
Federal funds sold	893,392	11,587,315

Total cash and cash equivalents	4,348,220	17,021,696

Securities available for sale	21,517,841	33,241,548
Loans receivable, net of allowance for loan losses of $400,000 in 2006 and $286,020 in 2005	77,325,934	52,325,571
Federal Home Loan Bank stock, at cost	345,913	369,500
Cash surrender value of bank-owned life insurance	4,553,721	5,038,027
Premises and equipment, net	5,402,419	4,616,417
Accrued interest receivable	446,591	306,961
Other assets	337,975	301,041

Total assets	$114,278,614	$113,220,761

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$78,897,747	$78,107,014
Federal funds purchased	1,225,404	—
Advances from borrowers for taxes and insurance	479,706	377,037
Accrued interest payable and other liabilities	302,502	197,419
Common stock in ESOP subject to contingent repurchase obligation	617,872	272,964

Commitments and contingencies

Stockholders’ equity
Preferred stock $0.01 par value per share, authorized 1,000,000 shares, no issues are outstanding	—	—
Common stock, $0.01 par value per share, authorized 5,000,000 shares, 2,645,000 and 2,592,100 shares issued and outstanding at June 30, 2006 and 2005	26,450	26,450
Additional paid-in capital	24,739,005	24,764,553
Retained earnings	12,822,013	12,268,336
Treasury stock, 52,900 shares and 0 shares, at cost	(783,611)	—
Accumulated other comprehensive loss, net of tax	(393,231)	(113,322)
Unearned RRP shares	(897,072)	—
Unearned ESOP shares	(2,140,299)	(2,406,726)
Reclassification of ESOP shares	(617,872)	(272,964)

Total stockholders’ equity	32,755,383	34,266,327

Total liabilities and stockholders’ equity	$114,278,614	$113,220,761

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years ended June 30, 2006 and 2005

	2006	2005
Interest income
Loans	$4,610,024	$2,645,589
Securities
Taxable	1,008,990	1,162,611
Tax-exempt	—	7,993
Securities sold under repurchase agreements	—	69,500
Federal funds sold and other	215,201	404,870

Total interest income	5,834,215	4,290,563

Interest expense
Deposits	1,352,255	1,196,952
Advances from Federal Home Loan Bank	—	56,032
Federal funds purchased	1,380	—

Total interest expense	1,353,635	1,252,984

Net interest income	4,480,580	3,037,579
Provision for loan losses	127,470	50,000

Net interest income after provision for loan losses	4,353,110	2,987,579
Noninterest income
Service charges on deposit accounts	223,709	197,507
Gain (loss) on sales of securities, net	(45,457)	175,532
Gain on sales of loans	—	19,791
Mortgage-banking fees	85,666	15,982
Earnings on bank-owned life insurance	217,263	38,027
Income from death benefit of bank-owned life insurance	567,754	—
Other	80,639	78,726

Total noninterest income	1,129,574	525,565
Noninterest expense
Salaries and employee benefits	2,351,023	1,906,415
Occupancy and equipment	935,511	794,470
Data processing	463,681	395,510
Professional services	481,519	229,853
Director fees	134,400	122,400
Supplies	73,841	78,193
Advertising	48,637	40,680
Charitable foundation donation	—	600,000
Federal Home Loan Bank advance prepayment penalty	—	47,699
Insurance premiums	81,473	88,516
Other	314,936	265,396

Total noninterest expense	4,885,021	4,569,132

Income (loss) before income taxes	597,663	(1,055,988)
Provision (benefit) for income taxes	43,986	(412,000)

Net income (loss)	$553,677	$(643,988)

Basic earnings (loss) per share*	$0.23	$(0.22)

Diluted earnings (loss) per share	$0.23	$(0.22)

*	Earnings per share for 2005 is calculated based on the period of time from the completion date of the initial public offering, January 20, 2005, through the period ended June 30, 2005, see Note 10.

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2006 and 2005

	Common Stock	Additional Paid-In Capital	Retained Earning	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Unearned RRP Shares	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2004	$—	$—	$12,912,324	$—	$(213,511)	$—	$—	$—	$12,698,813

Comprehensive income (loss)
Net loss	—	—	(643,988)	—	—	—	—	—	(643,988)
Net increase in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	—	100,189	—	—	—	100,189

Total comprehensive loss									(543,799)

Issuance of common stock, net of offering costs	26,450	24,773,815	—	—	—	—	—	—	24,800,265
Purchase of 211,600 ESOP shares	—	—	—	—	—	—	(2,674,140)	—	(2,674,140)
Release of 21,160 of unearned ESOP shares	—	(9,262)	—	—	—	—	267,414	—	258,152
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	(272,964)	(272,964)

Balance at June 30, 2005	26,450	24,764,553	12,268,336	—	(113,322)	—	(2,406,726)	(272,964)	34,266,327

Comprehensive income (loss)
Net income	—	—	553,677	—	—	—	—	—	553,677
Net decrease in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	—	(279,909)	—	—	—	(279,909)

Total comprehensive income									273,768

Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	(344,908)	(344,908)
Purchase of 132,250 Treasury shares at cost	—	—	—	(1,947,609)	—	—	—	—	(1,947,609)
Allocation of 79,350 shares to the RRP Plan	—	(57,912)	—	1,163,998	—	(1,106,086)	—	—	—
RRP shares earned	—	—	—	—	—	209,014	—	—	209,014
Release of 21,160 of unearned ESOP shares	—	32,364	—	—	—	—	266,427	—	298,791

Balance at June 30, 2006	$26,450	$24,739,005	$12,822,013	$(783,611)	$(393,231)	$(897,072)	$(2,140,299)	$(617,872)	$32,755,383

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income (loss)	$553,677	$(643,988)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	280,320	274,789
Net amortization of securities	77,233	355,387
Change in net deferred loan costs	(37,164)	5,032
Provision for loan losses	127,470	50,000
Increase in the cash surrender value of bank-owned life insurance	(217,263)	(38,027)
Income from the death benefit of bank-owned life insurance	(567,754)	—
Net increase in ESOP shares earned	298,791	258,152
Charitable foundation donation	—	500,000
(Gain) loss on sale of securities, net	45,457	(175,532)
Federal Home Loan Bank stock dividend	(8,014)	(20,200)
Origination of loans held for sale	—	(1,835,680)
Proceeds from sales of loans held for sale	—	2,185,471
Gain on sale of loans sold	—	(19,791)
RRP shared earned	209,014	—
Change in accrued interest receivable and other assets	(32,368)	239,926
Change in other accrued interest payable and liabilities	105,083	(33,640)

Net cash from operating activities	834,482	1,101,899

Cash flows from investing activities
Proceeds from maturities, calls, and paydowns of securities available for sale	7,013,723	11,564,140
Proceeds from sales of securities available for sale	7,163,189	7,713,460
Purchase of securities available for sale	(3,000,000)	(8,020,853)
Redemption of Federal Home Loan Bank stock	31,601	—
Change in loans receivable	(6,175,669)	(11,628,902)
Purchase of loan participations	(18,915,000)	(6,384,405)
Purchase of bank-owned life insurance	—	(5,000,000)
Proceeds from the death benefit of bank-owned life insurance	1,269,323	—
Purchase of premises and equipment	(1,066,322)	(577,469)

Net cash from investing activities	(13,679,155)	(12,334,029)

Cash flows from financing activities
Net increase in deposits	790,733	584,714
Net increase in federal funds purchased	1,225,404	—
Repayment of Federal Home Loan Bank advance	—	(2,000,000)
Proceeds from stock offering, net of offering costs	—	24,300,265
Purchase of Treasury Stock	(1,947,609)	—
Purchase of ESOP shares	—	(2,674,140)
Net increase in advances from borrowers for taxes and insurance	102,669	100,420

Net cash from financing activities	171,197	20,311,259

Net change in cash and cash equivalents	(12,673,476)	9,079,129

Cash and cash equivalents
Beginning of the year	17,021,696	7,942,567

End of the year	$4,348,220	$17,021,696

Supplemental cash flow information:
Interest paid	$1,313,343	$1,258,365
Income taxes (refunded)	(143,630)	(389,541)
Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$617,872	$272,964

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions and short-term obligations with original maturities of ninety days or less.

Securities: Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income or loss, net of tax.

Interest income is recognized under the interest method and includes amortization of purchase premium and discount. Gains and losses on sales are based on the amortized cost of the security sold and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining if losses are other-than-temporary, management considers (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company evaluates its securities for impairment on a quarterly basis to determine whether an impairment charge should be recorded when a security has experienced a decline in value that is other-than-temporary. This analysis includes reviewing credit ratings and discounted cash flows as well as evaluating intent and ability to hold the securities for a period sufficient to allow for any applicable recovery in fair value.

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

Transfers of financial assets, including loan participations, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Federal Home Loan Bank (FHLB) stock and advances: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At June 30, 2006 and 2005, the Bank had no outstanding advances from the FHLB. The Bank could borrow up to $6,900,000 at June 30, 2006 from the FHLB under collateral pledge agreement guidelines.

Stock Compensation: Employee compensation expense under stock options is reported using the fair value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

2006
Net income as reported	$553,677
Deduct: Stock-based compensation expense determined under fair value based method	117,695

Pro forma net income	435,982

Basic and diluted earnings per share as reported	$.23
Pro forma basic and diluted earnings per share	.18

No activity for the year ended June 30, 2005 is reported as the stock option plan was not adopted until October 26, 2005.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

2006
Risk-free interest rate	4.52%
Expected option life	7 years
Expected stock price volatility	20.00%
Dividend yield	0.00%

Weighted average fair value of options granted during year	$4.83

The Company will be required to record compensation expense related to the nonvested portion of the stock options outstanding beginning July 1, 2006, the effective date of the Company’s adoption of Statement on Financial Account Standard No. 123R. Compensation expense related to vesting of stock options will approximate $179,000 per year for the next four years based on current unvested options outstanding.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the market value of all earned and allocated ESOP shares is reclassified from stockholders’ equity. Unearned ESOP shares are reported as a reduction of stockholders’ equity.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share: Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings (loss) per share reflects the dilutive effect, if any, of additional common shares issuable under stock options and stock awards.

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

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at June 30, 2006 and 2005 included balances of approximately $1,146,000 and $15,846,000 with the Bank’s primary correspondent.

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
U.S. government-sponsored entity	$8,813,600	$—	$(184,568)
Federal Home Loan Mortgage Corporation bonds	2,903,000	—	(94,903)
Mortgage-backed	1,101,037	362	(47,278)
Collateralized mortgage obligations	8,245,004	477	(225,095)
Corporate	455,200	—	(44,800)

Total	$21,517,841	$839	$(596,644)

2005
U.S. government-sponsored entity	$12,712,950	$—	$(88,991)
Federal Home Loan Mortgage Corporation bonds	2,969,200	—	(36,098)
Federal National Mortgage Association bonds	502,500	—	(884)
Mortgage-backed	2,038,241	44,108	(17,006)
Collateralized mortgage obligations	14,523,157	8,443	(76,772)
Corporate	495,500	—	(4,500)

Total	$33,241,548	$52,551	$(224,251)

The fair value of securities available for sale at year-end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Fair Value
Due in one year or less	$1,985,500
Due from one to five years	9,731,100
Due from five to ten years	455,200
Mortgage-backed	1,101,037
Collateralized mortgage obligations	8,245,004

Total	$21,517,841

Sales of securities available for sale were as follows:

	2006	2005
Proceeds	$7,163,189	$7,713,460
Gross gains	17,538	193,712
Gross losses	(62,995)	(18,180)

Securities with unrealized losses at June 30, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

NOTE 3 - SECURITIES (continued)

	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2006
U.S. government and federal agency	$—	$—	$8,813,600	$(184,568)	$8,813,600	$(184,568)
Federal Home Loan Mortgage Corporation	—	—	2,903,000	(94,903)	2,903,000	(94,903)
Mortgage-backed	119,270	(1,107)	943,891	(46,171)	1,063,161	(47,278)
Collateralized mortgage obligations	290,869	(338)	7,850,686	(224,757)	8,141,555	(225,095)
Corporate	—	—	455,200	(44,800)	455,200	(44,800)

	$410,139	$(1,445)	$20,966,377	$(595,199)	$21,376,516	$(596,644)

2005
U.S. government-sponsored entities	$3,491,950	$(6,948)	$9,221,000	$(82,043)	$12,712,950	$(88,991)
Federal Home Loan Mortgage Corporation bonds	991,400	(5,878)	1,977,800	(30,220)	2,969,200	(36,098)
Federal National Mortgage Association bonds	—	—	502,500	(884)	502,500	(884)
Mortgage-backed	—	—	1,290,866	(17,006)	1,290,866	(17,006)
Collateralized mortgage obligations	1,423,096	(11,842)	10,091,722	(64,930)	11,514,818	(76,772)
Corporate	—	—	495,500	(4,500)	495,500	(4,500)

	$5,906,446	$(24,668)	$23,579,388	$(199,583)	$29,485,834	$(224,251)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its sponsored entities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The corporate bond has a fixed rate of 5.24% and is AA-rated by Standard and Poor’s. The value is expected to recover as market rates decline and the security approaches its maturity.

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or repayments are made.

NOTE 4 - LOANS

At June 30, 2006 and 2005, loans receivable consisted of the following:

	2006	2005
Real estate loans
One-to-four-family	$31,646,224	$21,912,867
Commercial	30,025,338	24,371,673
Multi-family	5,286,956	778,335

Total real estate loans	66,958,518	47,062,875
Commercial loans	10,173,659	5,266,542
Consumer loans
Home equity loans	362,611	117,332
Other	192,600	163,460

Total consumer loans	555,211	280,792
Less:
Net deferred loan fees (cost)	(38,546)	(1,382)
Allowance for loan losses	400,000	286,020

Loans, net	$77,325,934	$52,325,571

There were no loans held for sale at June 30, 2006 or 2005.

A summary of changes in the allowance for loan losses for the years ended June 30, 2006 and 2005 is as follows:

	2006	2005
Balance at beginning of year	$286,020	$236,020
Provision for loan loss	127,470	50,000
Charge-offs	(13,490)	—

Balance at end of year	$400,000	$286,020

The Bank has no loans that they consider to be impaired as of or during the period ended June 30, 2006 and 2005. For the years ended June 30, 2006 and 2005, there were no impaired loans or income recognized on impaired loans. The Bank also has no loans past due over 90 days still on accrual or nonaccrual loans.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment as of June 30, 2006 and 2005 are as follows:

	2006	2005
Land	$357,731	$357,731
Buildings and improvements	5,049,120	5,049,120
Furniture and equipment	1,754,712	1,667,114
Construction in progress	978,724	—

Total cost	8,140,287	7,073,965
Less accumulated depreciation	2,737,868	2,457,548

	$5,402,419	$4,616,417

The Company is in the process of opening two new branch locations. The facilities are leased by the Company under separate operating leases. As of June 30, 2006, construction in process includes improvement costs for these two locations, which subsequently opened in August 2006. Also, subsequent to year end, the Company purchased $656,000 of additional land in Frankfort as a potential branch site.

Depreciation expense was $280,000 and $275,000 for the years ended June 30, 2006 and 2005.

NOTE 5 - PREMISES AND EQUIPMENT (continued)

Rent expense was $209,000 and $180,000 for the years ended June 30, 2006 and 2005, respectively. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present, for the 12 months ended June 30:

2007	$282,000
2008	309,000
2009	306,000
2010	152,000
2011	137,000

Total	$1,186,000

NOTE 6 - DEPOSITS

Deposit account balances as of June 30 are summarized as follows:

	2006	2005
Savings	$30,237,183	$31,914,683
NOW accounts	5,775,336	5,593,880
Non-interest-bearing checking	6,337,035	4,598,931
Money market	3,720,134	4,792,662

	46,069,688	46,900,156
Certificates of deposit	25,433,597	23,117,764
Individual retirement accounts	7,394,462	8,089,094

	32,828,059	31,206,858

	$78,897,747	$78,107,014

Time deposits of $100,000 and over totaled $9,881,000 and $7,017,000 at June 30, 2006 and 2005.

At June 30, 2006, scheduled maturities of certificates of deposit and individual retirement accounts are as follows:

2007	$27,486,852
2008	3,726,551
2009	683,104
2010	285,074
2011	646,478

Total	$32,828,059

NOTE 7 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2006	2005
Current
Federal	$34,766	$(462,578)
State	—	—

	34,766	(462,578)
Deferred	(91,187)	6,608
Change in valuation allowance	100,407	43,970

	$43,986	$(412,000)

Deferred tax assets (liabilities) are comprised of the following at June 30:

	2006	2005
Federal net operating loss carryforward	$30,244	$—
Bad debts	135,836	97,083
Deferred compensation	22,320	24,549
Charitable contribution carryover	210,115	208,281
State NOL carryforward	602,953	602,546
Unrealized loss on securities available for sale	202,574	58,378

Gross deferred tax assets	1,204,042	990,837

Deferred loan fees	—	—
Depreciation and other	(263,556)	(285,265)
FHLB stock dividends	(34,959)	(35,428)

Gross deferred tax liabilities	(298,515)	(320,693)
Valuation allowance for deferred tax assets	(702,953)	(602,546)

Net deferred tax assets (liabilities)	$202,574	$67,598

The difference between the provision (benefit) for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 34% to income (loss) before income taxes is reconciled as follows for the year ended June 30:

	Year Ended June 30,
	2006	2005
Income tax expense (benefit) computed at the statutory rate	$203,205	$(359,036)
State income tax, net of federal tax benefit	(407)	(43,970)
Valuation allowance	100,407	43,970
Tax-exempt interest income on securities	—	(2,589)
Earnings on life insurance	(270,306)	(12,929)
Tax refunds	—	(34,745)
Other	11,087	(2,701)

Total provision (benefit) for income taxes	$43,986	$(412,000)

At June 30, 2006, the Bank had state operating loss carryforwards of $12.6 million expiring between 2006 and 2017. A valuation allowance has been established for the deferred tax asset related to net operating losses as the Company believes that it is more likely than not that they will not be realized. Also, at June 30, 2006 and 2005, the Company has charitable contribution carryforwards. These contributions have a five year life and are used on a last in, first out basis. In addition, these contributions are subjected to a tax return deduction limitation of 10% of taxable income on an annual basis. The Company has continually evaluated this carryforward and based on an estimate of future taxable income, during the period when these contributions can be used, the Company has determined that a valuation allowance of $100,000 is appropriate as of June 30, 2006. There was no valuation allowance for charitable contributions in 2005 as the Company estimated it could fully use the contribution carryforward.

NOTE 7 - INCOME TAXES (continued)

In addition, at June 30, 2006, the Company has federal net operating loss carryforwards of $89,000 which will not expire for 20 years. A valuation allowance has not been established for the deferred tax asset related to the net operating losses or other deferred tax assets, as the Company believes that they will be realized.

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that permit it to deduct from taxable income a provision for bad debts that differs from the provision charged to income on the financial statements. Retained earnings at June 30, 2006 include approximately $1,309,000 for which no deferred federal income tax liability has been recorded. This deferred federal income tax liability approximates $445,000.

NOTE 8 - EMPLOYEE BENEFITS

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

During both 2006 and 2005, 21,160 shares, with an average fair value of $14.12 and $12.20 per share were committed to be released, resulting in ESOP compensation expense of $299,000 and $258,000, respectively. Contributions to the ESOP for repayment of principal and interest were $441,000 and $331,000 for 2006 and 2005, respectively.

	June 30, 2006	June 30, 2005
Allocated shares	42,320	21,160
Unallocated shares	169,280	190,440

Total ESOP shares	211,600	211,600

Fair value of unallocated shares	$2,471,488	$2,457,000

Fair value of allocated shares subject to repurchase obligation	$617,872	$272,964

The Company sponsors a defined-contribution plan covering substantially all employees. Contributions for the profit-sharing plan are determined by the Board of Directors. There were no contributions to the profit-sharing plan during 2006 and 2005

The Bank has a deferred compensation plan for one of its directors which pays her $1,000 per month for life. The present value of this agreement is recorded based on life expectancy rates and a discount rate of 7%. At June 30, 2006 and 2005, a liability of approximately $66,000 and $72,000 remained and was included in accrued interest payable and other liabilities in the consolidated statements of financial condition.

NOTE 9 - EMPLOYEE STOCK COMPENSATION

A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based the market value of the Company’s common stock at the issue date. Pursuant to the Royal Financial, Inc. 2005 Management Recognition and Retention Plan, the Company awarded 79,350 shares of restricted stock during 2006. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled approximately $209,000 for the year ended June 30, 2006.

A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the Royal Financial, Inc. 2005 Stock Option Plan during 2006 under the terms of which 264,500 shares of the Company’s common stock were reserved for issuance. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

A summary of the activity in the SOP is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	198,375	13.94
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	198,375	$13.94

There were 13,225 options exercisable at June 30, 2006 at an exercise price of $13.90. The vesting of these options was accelerated due to the death of the Company’s former chief financial officer.

Options outstanding at year-end 2006 were as follows.

Exercise Prices	Number	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Fair Value
$13.90	185,150	9.33 years	$4.81
$14.49	13,225	9.67 years	5.05

Outstanding at year end	198,375

NOTE 10 - EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2006 and 2005:

	2006	2005
Basic and diluted earnings per share
Net income (loss) for the year ended June 30, 2006 and the period January 20, 2005 through June 30, 2005	$553,677	$(543,306)
Weighted average common shares outstanding	2,432,352	2,479,055
Basic and diluted earnings (loss) per share	$0.23	$(0.22)

The effect of stock awards and stock options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for all shares. Stock award and stock option plans were not in place at June 30, 2005.

NOTE 11 - LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITY

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

At June 30, 2006 and 2005, unused lines of credit were:

	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,866,000	$10,277,000	$1,617,093	$8,658,546

Fixed rate commitments have rates ranging from 6.00% to 9.23% and 5.25% to 8.25% at June 30, 2006 and 2005. The commitments have terms of up to 90 days. Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral may be obtained upon exercise of a commitment. The amount of collateral is determined by management and may include commercial and residential real estate and other business and consumer assets.

At June 30, 2006 and 2005, the Company had standby letters of credit with contract amounts of $147,000 and $262,000. These are considered financial guarantees under FASB Interpretation 45. The fair value of these guarantees was not considered material.

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

At year end, the Bank’s actual capital levels and minimum required levels (dollars in thousands) were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk-weighted assets)	$24,115	30.04%	$6,422	8.00%	$8,028	10.00%
Tier I capital (to risk-weighted assets)	23,715	29.54	3,211	4.00	4,817	6.00
Tier I capital (to average assets)	23,715	21.22	4,471	4.00	5,589	5.00
2005
Total capital (to risk-weighted assets)	$22,712	35.79%	$5,076	8.00%	$6,346	10.00%
Tier I capital (to risk-weighted assets)	22,426	35.34	2,538	4.00	3,807	6.00
Tier I capital (to average assets)	22,426	19.54	4,592	4.00	5,740	5.00

The Bank was categorized by its regulators as well capitalized at June 30, 2006 and 2005. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category at June 30, 2006.

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components were as follows:

	2006	2005
Unrealized holding gains (losses) on securities available for sale	$(469,562)	$327,334
Less reclassification adjustments for net gains (losses) recognized in income	(45,457)	175,532

Net unrealized gains (losses)	(424,105)	151,802
Tax expense (benefit)	(144,196)	51,613

Other comprehensive income (loss)	$(279,909)	$100,189

NOTE 14 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the fiscal year ended June 30, 2006 were as follows:

Beginning balance	$214,031
New loans	91,608
Repayments	(213,566)

Ending balance	$92,073

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $1,212,000 and $1,074,000.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalent	$4,348	$4,348	$17,022	$17,022
Securities available for sale	21,518	21,518	33,242	33,242
Loans, net	77,326	77,547	52,326	53,170
FHLB stock	346	346	370	370
Accrued interest receivable	447	447	307	307
Financial liabilities
Deposits	$(78,898)	$(80,377)	$(78,107)	$(78,064)
Federal Funds purchased	(1,225)	(1,225)	—	—
Advances from borrowers for taxes and insurance	(480)	(480)	(377)	(377)
Accrued interest payable	(82)	(82)	(43)	(43)

The methods and assumptions used to estimate fair value are described as follows.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable and payable, advances from borrowers for taxes and insurance, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not material.

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Royal Financial, Inc. follows:

CONDENSED BALANCE SHEETS

	June 30, 2006	June 30, 2005
ASSETS
Cash and cash equivalents	$7,774,673	$9,601,337
Investment in bank subsidiary	23,321,618	22,313,228
ESOP loan	2,139,312	2,406,726
Other assets	183,673	218,000

Total assets	$33,419,276	$34,359,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other Liabilities	$46,021	—
Common stock in ESOP subject to contingent repurchase obligation	617,872	272,964
Stockholders’ equity	32,755,383	34,266,327

Total liabilities and stockholders’ equity	$33,419,276	$34,539,291

CONDENSED STATEMENT OF INCOME

	Year Ended June 30, 2006	Period from January 20, 2005 through June 30, 2006
Income
Interest on ESOP loan	$174,488	$63,476
Expense
Charitable foundation donation	—	600,000
Other expense	366,978	105,545

Loss before income tax benefit and undistributed subsidiary loss	(192,490)	(642,069)
Income tax (expense) benefit	(34,327)	218,000
Equity in undistributed subsidiary income (loss)	780,494	(119,237)

Net income (loss)	$553,677	$(543,306)

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended June 30, 2006	Period from January 20, 2005 through June 30, 2006
Cash flows from operating activities
Net income (loss)	$553,677	$(543,306)
Adjustments:
Equity in undistributed subsidiary income (loss)	(780,494)	119,237
Charitable foundation donation	—	500,000
Change in other assets	34,327	(218,000)
Change in other liabilities	46,021	—

Net cash from operating activities	(146,469)	(142,069)

Cash flows from investing activities
Initial investment in bank subsidiary	—	(12,150,133)
ESOP loan origination	—	(2,674,140)
Repayment of ESOP loan	267,414	267,414

Net cash from investing activities	267,414	(14,556,859)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	24,300,265
Purchase of Treasury stock	(1,947,609)	—

Net cash from financing activities	(1,947,609)	24,300,265

Net change in cash and cash equivalents	(1,826,664)	9,601,337
Beginning cash and cash equivalents	9,601,337	—

Ending cash and cash equivalents	$7,774,673	$9,601,337

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of September, 2006.

ROYAL FINANCIAL, INC.

By:	/s/ Donald A. Moll
Donald A. Moll
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan W. Bird and Donald A. Moll, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alan W. Bird	Chairman of the Board	September 27, 2006
Alan W. Bird

/s/ Donald A. Moll	President, Chief Executive Officer, and	September 27, 2006
Donald A. Moll	Director (principal executive officer)

/s/ Leonard Szwajkowski	Senior Vice President, Treasurer, and	September 27, 2006
Leonard Szwajkowski	Chief Financial Officer (principal financial and accounting officer)

/s/ John T. Dempsey	Director	September 27, 2006
John T. Dempsey

/s/ Barbara K. Minster	Director	September 27, 2006
Barbara K. Minster

/s/ Peter C. Rolewicz	Director	September 27, 2006
Peter C. Rolewicz

/s/ Rodolfo Serna	Director	September 27, 2006
Rodolfo Serna

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

3.2	Bylaws of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

10.1	Employee Stock Ownership Plan (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).*

10.2	Employment Agreement by and between Royal Financial, Inc., Royal Savings Bank and Donald A. Moll (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference).*

10.3	Employment Agreement by and between Royal Financial, Inc., Royal Savings Bank and Alan W. Bird (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference).*

10.4	Employment Agreement by and between Royal Financial, Inc., Royal Savings Bank, and Leonard Szwajkowski (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and incorporated herein by reference).*

10.5	Royal Financial, Inc. 2005 Stock Option Plan (filed as Appendix B to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*

10.6	Royal Financial, Inc. 2005 Recognition and Retention Plan (filed as Appendix C to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*

21.1	List of Subsidiaries (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit.