Form 10QSB
period 2006-09-30
ROYAL FINANCIAL, INC.
filed 2006-11-14
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2006
Common Stock, $0.01 par value	2,597,100

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-QSB

For the quarterly period ended September 30, 2006

i

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2006 and June 30, 2006 (Unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Cash and due from financial institutions	$3,326,455	$3,454,828
Federal funds sold	22,152,377	893,392
Total cash and cash equivalents	25,478,832	4,348,220
Securities available for sale	19,056,128	21,517,841
Loans receivable, net of allowance for loan losses of $430,000 at September 30, 2006 and $400,000 at June 30, 2006	75,748,430	77,325,934
Federal Home Loan Bank stock, at cost	345,913	345,913
Cash surrender value of life insurance	4,597,171	4,553,721
Premises and equipment, net	5,575,426	5,402,419
Accrued interest receivable	389,005	446,591
Other assets	346,994	337,975
Total assets	$131,537,899	$114,278,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$97,261,452	$78,897,747
Federal funds purchased	—	1,225,404
Advances from borrowers for taxes and insurance	305,935	479,706
Accrued interest payable and other liabilities	412,097	302,502
Common stock in ESOP subject to contingent repurchase obligation	639,032	617,872
Total liabilities	98,618,516	81,523,231
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares; 2,645,000 shares issued at September 30, 2006 and June 30, 2006	26,450	26,450
Additional paid-in capital	23,886,157	24,739,005
Retained earnings	12,646,374	12,822,013
Treasury stock, 47,900 shares and 52,900 shares, at cost	(709,361)	(783,611)
Accumulated other comprehensive loss, net of tax	(217,772)	(393,231)
Unearned RRP shares	—	(897,072)
Unearned ESOP shares	(2,073,433)	(2,140,299)
Reclassification of ESOP shares	(639,032)	(617,872)
Total stockholders’ equity	32,919,383	32,755,383
Total liabilities and stockholders’ equity	$131,537,899	$114,278,614

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three months ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Interest income
Loans	$1,404,442	$923,570
Securities
Taxable	194,729	291,168
Federal funds sold and other	136,873	103,188
Total interest income	1,736,044	1,317,926
Interest expense
Deposits	566,202	305,020
Federal funds purchased	2,151	—
Total interest expense	568,353	305,020
Net interest income	1,167,691	1,012,906
Provision for loan losses	30,000	30,000
Net interest income after provision for loan losses	1,137,691	982,906
Noninterest income
Service charges on deposit accounts	66,322	56,984
Gain on sales of securities, net	—	16,945
Earnings on bank-owned life insurance	43,450	54,509
Other income	29,826	18,553
Total noninterest income	139,598	146,991
Noninterest expense
Salaries and employee benefits	720,931	529,637
Occupancy and equipment	318,067	207,616
Data processing	75,060	102,457
Professional services	160,820	171,320
Director fees	34,200	31,800
Supplies	41,327	19,702
Advertising	69,332	12,588
Insurance premiums	17,825	21,640
Other	121,366	49,541
Total noninterest expense	1,558,928	1,146,301
Loss before income tax expense	(281,639)	(16,404)
Income tax benefit	(106,000)	(6,600)
Net loss	$(175,639)	$(9,804)
Basic and diluted loss per share	$(0.07)	$0.00
Comprehensive loss	$(180)	$(127,979)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended September 30, 2006 and 2005
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Unearned ESOP Shares	Amount Reclassi-fied on ESOP Shares	Treasury Stock	Unearned RRP Shares	Total
2005
Balance at July 1, 2005	$26,450	$24,764,553	$12,268,336	$(113,322)	$(2,406,726)	$(272,964)	$—	$—	$34,266,327
Comprehensive income (loss)
Net loss	—	—	(9,804)	—	—	—	—	—	(9,804)
Change in fair value of securities available-for-sale, net	—	—	—	(118,175)	—	—	—	—	(118,175)
Total comprehensive loss									(127,979)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(20,102)	—	—	—
ESOP shares earned	—	6,935	—	—	64,321	—	—	—	71,256
Balance at September 30, 2005	$26,450	$24,771,488	$12,258,532	$(231,497)	$(2,342,405)	$(293,066)	$—	$—	$34,189,502

2006
Balance at July 1, 2006	$26,450	$24,739,005	$12,822,013	$(393,231)	$(2,140,299)	$(617,872)	$(783,611)	$(897,072)	$32,755,383
Comprehensive income
Net loss	—	—	(175,639)	—	—	—	—	—	(175,639)
Change in fair value of securities available-for-sale, net	—	—	—	175,459	—	—	—	—	175,459
Total comprehensive loss									(180)
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	(21,160)	—	—	(21,160)
Release of 5,290 of unearned ESOP shares	—	13,013	—	—	66,866	—	—	—	79,879
Reclassification of RRPs in conjunction with adoption of SFAS 123(R)	—	(897,072)	—	—	—	—	—	897,072	—
Issuance of 5,000 shares to RRP plan	—	(74,250)	—	—	—	—	74,250	—	—
Stock-based compensation	—	105,461	—	—	—	—	—	—	105,461
Balance at September 30, 2006	$26,450	$23,886,157	$12,646,374	$(217,772)	$(2,073,433)	$(639,032)	$(709,361)	$—	$32,919,383

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(175,639)	$(9,804)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	90,524	69,748
Provision for loan losses	30,000	30,000
ESOP expense	79,879	71,256
Gain on sales of securities, net	—	(16,945)
Federal Home Loan Bank stock dividend	—	(4,500)
Stock-based compensation	105,461	—
Earnings on bank-owned life insurance	(43,450)	(54,509)
Change in accrued interest receivable and other assets	48,567	(139,818)
Change in other accrued interest payable and liabilities	109,595	224,418
Net cash from operating activities	244,937	169,846
Cash flows from investing activities
Proceeds from sales, maturities, calls, and paydowns of securities available for sale	2,637,172	3,223,842
Purchases of securities available for sale	—	(2,000,000)
Change in loans receivable	1,547,504	(5,123,579)
Purchase of loan participations	—	(3,851,000)
Purchase of premises and equipment	(263,531)	(24,112)
Net cash from investing activities	3,921,145	(7,774,849)
Cash flows from financing activities
Net increase (decrease) in deposits	18,363,705	(140,004)
Net decrease in federal funds purchased	(1,225,404)	—
Net increase (decrease) in advances from borrowers for taxes and insurance	(173,771)	205,300
Net cash from financing activities	16,964,530	65,296
Net change in cash and cash equivalents	21,130,612	(7,539,707)
Cash and cash equivalents
Beginning of the year	4,348,220	17,021,696
End of period	$25,478,832	$9,481,989

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three-month period ended September 30, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2006 and 2005. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

Note 3 - Use of Estimates and Significant Accounting Policies

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

Beginning July 1, 2006, the effective date of the Company's adoption of Statement on Financial Account Standard No. 123R, the Company was required to record compensation expense related to the nonvested portion of stock options outstanding.  The impact on current quarter earnings and estimated effect on future earnings are discussed in Note 6.

Note 4 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three-month period ended September 30, 2006. Weighted average common shares outstanding excludes unallocated ESOP shares.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Basic and diluted loss per share
Net loss as reported	$(175,639)	$(9,804)
Weighted average common shares outstanding	2,356,748	2,457,205
Basic and diluted loss per share	$(0.07)	$0.00

Note 5 - Employee Stock Ownership Plan

On January 20, 2005, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 211,000 shares of the Company’s stock at an average price of $12.62 per share.

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

Note 6 — Stock-Based Compensation

In October 2005, the Company’s stockholders approved the Royal Financial, Inc. 2005 Stock Option Plan (“SOP”) and the Royal Financial, Inc. 2005 Management Recognition and Retention Plan (“RRP”). The SOP provides for issue of up to 264,500 options to directors, officers, and key employees. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of September 30, 2006, there are 56,125 shares available for future grants under the Plan. Option activity under the Plan is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2006	198,375	$13.94
Granted	10,000	14.60
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2006	208,375	$13.97	9.13	$235,115

Exercisable at September 30, 2006(1)	13,225	$13.90	9.08	$15,870

(1)  The vesting of the exerciseable options was accelerated due to the death of the Company's former chief financial officer.

The weighted average grant-date fair value of options granted for the three months ended September 30, 2006 was $5.33. As the SOP had not been approved until October 26, 2005, there were no options granted during the three months ended September 30, 2005.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the three months ended September 30, 2006, is presented below:

	Shares	Grant Date Fair Value
Unvested at July 1, 2006	185,150	$4.83
Granted	10,000	5.33
Exercised	—	—
Forfeited	—	—
Unvested at September 30, 2006	195,150	$4.85

As of September 30, 2006, there was $785,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SOP. That cost is expected to be recognized over a weighted-average period of approximately 4.44 years. None of the stock options vested during the three months ended September 30, 2006.

Prior to July 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense was recognized in the financial statements for stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standards ("Statement") No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under Statement 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, which affect the calculated values.

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company adopted FAS 123(R) on July 1, 2006, which has resulted in compensation expense of $50,000 for the three months ended September 30, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The Company did not calculate pro forma net loss or loss per common share for the three months ended September 30, 2005 as the Company’s stockholders had not yet approved the plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

2006
Risk-free interest rate	5.10%
Expected option life	7 years
Expected stock price volatility	20.00%
Dividend yield	0.00%

Forfeitures for options granted prior to 2006 were recognized as they occurred. Beginning July 1, 2006, the Company is estimating the impact of future forfeitures consistent with the provisions of FAS 123(R).

A Recognition and Retention Plan ("RRP") provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the Company's common stock at the issue date. Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock. These shares vest over a five-year period. Prior to July 1, 2006, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders' equity. Upon adoption of FAS 123(R), the unamortized cost of shares not yet earned was reclassified to additional paid-in capital. During the quarter ended September 30, 2006, 5,000 shares were granted. As of September 30, 2006, 21,450 shares could still be granted under the plan. Compensation expense for outstanding restricted stock awards totaled approximately $55,000 for the three months ended September 30, 2006. There was no compensation expense in 2005 as the plan had not been approved as of September 30, 2005.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

The Company’s total assets increased $17.3 million, or 15.1%, to $131.5 million at September 30, 2006, from $114.3 million at June 30, 2006.

Cash and cash equivalents increased $21.1 million to $25.5 million at September 30, 2006 from $4.3 million at June 30, 2006, as a result of an increase in Fed Funds sold in an effort to increase the Company's liquidity position given the current interest rate environment.

Securities available for sale decreased $2.5 million, or 11.4%, to $19.1 million at September 30, 2006 from $21.5 million at June 30, 2006. The decrease is the result of $2.6 million in securities maturing during the current quarter and a decrease in unrealized losses on securities available for sale compared to the prior quarter.

Loans decreased $1.6 million, or 2.0%, to $75.7 million at September 30, 2006, from $77.3 million at June 30, 2006. The decrease in loans was the result of unusually large loan prepayments during the period and the leveling off of loan demand as a result of an increase in market interest rates.

Total deposits increased $18.4 million, or 23.3%, to $97.3 million at September 30, 2006 from $78.9 million at June 30, 2006 as a result of the opening of two new branches during the period and a certificate of deposit promotion offering above-market deposit rates on certain CD balances.

Total stockholders’ equity remained relatively stable during the period at $32.9 and $32.8 million at both September 30, 2006, and June 30, 2006, respectively.

Comparison of Results of Operation for the Three Months Ended September 30, 2006 and 2005

General. Net loss for the three months ended September 30, 2006 was $176,000, compared to a net loss of $10,000 recorded for the same period in 2005. The increase in net loss resulted primarily from an increase in noninterest expense of $413,000, partially offset by an increase in net interest income of $155,000 and an increase in income tax benefit of $99,000. The opening of our two new branch locations contributed approximately $140,000 to the increase in noninterest expense.

Interest Income. Total interest income increased $418,000 to $1.7 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, average interest-bearing assets increased to $117.6 million from $99.7 million for the same period in 2005. The increase was the result of an increase in Federal funds sold as the Company continued to increase its liquidity position.  The yield on interest-earning assets for the three month period ended September 30, 2006 was 6.4% compared to 5.3% for the comparable period in 2005.

Net Interest Income. Net interest income increased by $155,000 to $1.2 million for the three months ended September 30, 2006, from $1.0 million for the same period in 2005. The net interest rate spread was 3.8% for the three months ended September 30, 2006, as compared to 3.7% for the same period in 2005. The net interest margin was 4.0% for the three month period ended September 30, 2006, a decrease from 4.3% for the same period in 2005.

Interest Expense. Total interest expense increased $263,000 to $568,000 for the three months ended September 30, 2006 from $305,000 for the same period in 2005. The average cost of deposits increased to 2.8% for the three months ended September 30, 2006 from 1.4% for the same period in 2005. This increase was the result of promotional rates offered on certificates of deposit to stimulate deposit activity at the two new branches.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past due or classified loans, the status of past due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions, and other factors related to the collectibility of the loan portfolio. Groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large more complex loans, such as multi-family or commercial real estate loans, are evaluated individually for impairment.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding increased to 0.56% at September 30, 2006, from 0.51% at June 30, 2006. There were no nonperforming loans at September 30, 2006 or June 30, 2006.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. A provision of $30,000 was recorded during the three months ended September 30, 2006 to represent management’s estimate of probable incurred losses in the portfolio, which was reflective of the changing economic conditions and change in the composition of the loan portfolio as management continues to emphasize growth in commercial and commercial real estate loans.

Noninterest Income. Noninterest income decreased $7,000 to $140,000 for the three month period ended September 30, 2006, compared to the same period in 2005. The decrease in the three month period was primarily the result of a $17,000 decrease in gain on sales of securities, a $10,000 decrease in earnings on bank-owned life insurance, offset by increases in service charges on deposit accounts of $9,000 and other income of $11,000.

Noninterest Expense. Noninterest expense increased $413,000 to $1.6 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005.  Noninterest expense was primarily affected by the opening of our new branch locations in Frankfort and Schererville. Salaries and employee benefits increased $191,000. Besides the increased personnel costs at the new branches, the Company also recognized $50,000 of compensation expense relating to outstanding unvested stock options in adopting SFAS Statement No. 123(R) and $55,000 of compensation expense for stock awards under the Company's RRP plan. Occupancy and equipment increased by $110,000 due to rent expense for the new facilities and increased depreciation for new furniture and equipment. Other expenses increased $72,000, of which $56,000 related to increased marketing expenses.

Provision for Income Taxes. The income tax benefit increased $99,000 for the three months ended September 30, 2006 from the comparable period in 2005. The fluctuation between periods was due to the increase in taxable net loss. For both quarters ended September 30, 2006 and 2005, the taxable loss includes $43,000 and $55,000 of nontaxable income from bank-owned life insurance. A valuation allowance has not been established for the deferred tax asset related to federal net operating loss carryforwards as the Company believes it is more likely than not that they will be realized.

Liquidity and Capital Resources

Liquidity. Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations. While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize FHLB advances as needed. At September 30, 2006 there were no FHLB advances outstanding.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $242,000 and $170,000 for September 30, 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities was $3.9 million and ($7.8) million for September 30, 2006, and 2005, respectively. Net cash from financing activities consisted primarily of the increase in deposit accounts. The net cash from financing activities was $17.0 million at September 30, 2006 and $65,296 at September 30, 2005.

From June 30, 2006 through September 30, 2006, the Company received proceeds of $2.6 million from maturities, calls and paydowns of available for sale securities. These proceeds were primarily reinvested in federal funds in order to fund future loan growth.

At September 30, 2006, the Company had outstanding commitments to originate $5.4 million in loans, unfunded lines of credit and participation loans of $4.0 million and $1.4 million, respectively, and letters of credit outstanding of $147,000. In addition, as of September 30, 2006, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $47.6 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds. As of September 30, 2006, the Bank had $6.9 million of available credit from the FHLB.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2006, the Bank exceeded each of its capital requirements with ratios of 19.54%, 28.97% and 29.49%, respectively.

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

Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Taxes ("SFAS 109"), including tax positions considered to be routine and those with a high degree of uncertainty. The Company is evaluating the potential impact of this guidance on future periods.

 In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company is evaluating the potential impact of this guidance on future periods.

Under EITF 06-4 : Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. As of September 20, 2006, the FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of the pronouncement and believes there would be no impact to the Company’s financial position and results of operations as a result of the adoption of this standard.

Under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance", the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The Company is currently evaluating the impact of this interpretation on its financial condition and results of operations.

Item 3.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weakness disclosed below.

In connection with its audit of the Company’s consolidated financial statements for the year ended June 30, 2006, Crowe Chizek and Company LLC (“Crowe Chizek”), the Company’s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In particular, in connection with the audit for the year ended June 30, 2006, Crowe Chizek identified several adjustments and corrections that had to be incorporated into the consolidated financial statements as a result of Crowe Chizek’s audit. These adjustments encompassed various areas, including deferred loan costs, income taxes, professional fees, and the employee stock ownership plan. According to Crowe Chizek, these adjustments and corrections indicated that management’s internal review process over financial reporting was not appropriately designed and implemented. Specifically, Crowe Chizek advised the Board of Directors, the Audit Committee and management that: (a) a formal procedure was not in place to ensure that entries were recorded in accordance with United States generally accepted accounting principles and that the posting of these entries was appropriately reviewed; and (b) when there were departures from United States generally accepted accounting principles, a formal procedure was not in place to ensure that an analysis of the potential differences was completed, conclusions as to materiality documented and remediation steps determined on a quarterly and annual basis.

As previously discussed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, in order to remediate the material weakness identified by Crowe Chizek at year end and to improve the effectiveness of the Company’s disclosure controls and procedures, management is in the process of designing, implementing and continuing to enhance its disclosure controls, including implementing appropriate oversight and review procedures. To specifically address this material weakness, we expanded our accounting staff through the addition on August 7, 2006, of a full time controller with over 20 years of bank controller experience and who is also a certified public accountant. We are also in the process of converting all of our part-time accounting staff positions to full-time positions. In addition, during the quarter, we implemented new balancing procedures and profit center accounting procedures. Finally, we conducted a core processor deposit audit and also plan to conduct a core processor loan audit in the coming quarter. Management will continue to evaluate the Company’s financial accounting staff levels and expertise, and monitor, evaluate and test the operating effectiveness of its controls. We believe that we are taking the necessary actions to eliminate the material weakness.

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/ Program (1)
07/01/06-07/31/06	—	—	—	—
08/01/06-08/31/06	—	—	—	—
09/01/06-09/30/06	—	—	—	125,637
Total	—	—	—	125,637
____________________
(1)
In September 2006, the Company’s Board of Directors approved the repurchase of up to 5% of the Company’s then currently outstanding shares of common stock, or 125,637 shares (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

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

ROYAL FINANCIAL, INC.

Date: November 14, 2006	By:	/s/ Donald A. Moll
Donald A. Moll
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Leonard Szwajkowski
Leonard Szwajkowski
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.