Form 10QSB
period 2006-12-31
ROYAL FINANCIAL, INC.
filed 2007-02-14
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 30, 2007
Common Stock, $0.01 par value	2,574,882

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ROYAL FINANCIAL, INC.

FORM 10-QSB

For the quarterly period ended December 31, 2006

i

  PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and June 30, 2006

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$3,640,896	$3,454,828
Federal funds sold	27,083,139	893,392
Total cash and cash equivalents	30,724,035	4,348,220
Securities available for sale	17,324,828	21,517,841
Loans receivable, net of allowance for loan losses of $460,000 at December 31, 2006 and $400,000 at June 30, 2006	70,201,890	77,325,934
Federal Home Loan Bank stock, at cost	322,992	345,913
Cash surrender value of life insurance	4,645,782	4,553,721
Premises and equipment, net	5,491,581	5,402,419
Accrued interest receivable	465,928	446,591
Other assets	619,932	337,975
Total assets	$129,796,968	$114,278,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$95,548,390	$78,897,747
Federal funds purchased	—	1,225,404
Advances from borrowers for taxes and insurance	436,620	479,706
Accrued interest payable and other liabilities	599,749	302,502
Common stock in ESOP subject to contingent repurchase obligation	698,280	617,872
Total liabilities	97,283,039	81,523,231
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no shares are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares 2,645,000 shares issued at December 31, 2006 and June 30, 2006	26,450	26,450
Additional paid-in capital	24,016,116	24,739,005
Retained earnings	12,432,272	12,822,013
Treasury stock, 69,900 shares and 52,900 shares, at cost	(1,062,461)	(783,611)
Accumulated other comprehensive loss, net of tax	(192,589)	(393,231)
Unearned RRP shares	—	(897,072)
Unearned ESOP shares	(2,007,579)	(2,140,299)
Reclassification of ESOP shares	(698,280)	(617,872)
Total stockholders’ equity	32,513,929	32,755,383
Total liabilities and stockholders’ equity	$129,796,968	$114,278,614

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three months and six months ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Interest income
Loans	$1,376,353	$1,045,547	$2,738,537	$1,945,428
Securities
Taxable	186,693	284,491	381,422	575,659
Federal funds sold and other	326,360	40,219	463,233	143,407
Total interest income	1,889,406	1,370,257	3,583,192	2,664,494
Interest expense
Deposits	751,616	327,179	1,317,818	632,199
Federal funds purchased	—	—	2,151	—
Total interest expense	751,616	327,179	1,319,969	632,199
Net interest income	1,137,790	1,043,078	2,263,223	2,032,295
Provision for loan losses	30,000	30,000	60,000	60,000
Net interest income after provision for loan losses	1,107,790	1,013,078	2,203,223	1,972,295
Noninterest income
Service charges on deposit accounts	66,475	61,429	132,797	118,413
Loss on sale of securities, net	—	(18,579)	—	(1,634)
Mortgage banking fees	16,283	13,586	58,541	37,275
Earnings on cash surrender value of life insurance	48,610	53,621	92,060	108,131
Other income	8,095	19,805	37,921	38,357
Total noninterest income	139,463	129,862	321,319	300,542
Noninterest expense
Salaries and employee benefits	705,107	572,085	1,426,038	1,101,722
Occupancy and equipment	281,150	264,866	599,217	472,482
Data processing	91,491	107,214	166,551	209,671
Professional services	196,027	97,054	356,847	268,374
Director fees	34,200	34,200	68,400	66,000
Supplies	26,974	13,307	68,301	33,009
Advertising	84,188	10,258	153,520	22,846
Insurance premiums	17,406	17,248	35,231	38,888
Other	151,812	81,984	273,178	131,525
Total noninterest expense	1,588,355	1,198,216	3,147,283	2,344,517
Loss before income tax expense	(341,102)	(55,276)	(622,741)	(71,680)
Income tax benefit	(127,000)	(41,926)	(233,000)	(48,526)
Net income (loss)	$(214,102)	$(13,350)	$(389,741)	$(23,154)
Basic and diluted earnings (loss) per share	$(0.09)	$(0.01)	$(0.17)	$(0.01)
Comprehensive income (loss)	$(188,919)	$(114,601)	$(189,099)	$(242,580)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2006, and 2005
(Unaudited)

2005	Common Stock	Additional Paid-In Capital	Retained Earning	Accumu-lated Other Compre-hensive Income (Loss)	Unearned ESOP Shares	Amount Reclassi-fied on ESOP Shares	Treasury Stock	Unearned RRP Shares	Total
Balance at July 1, 2005	$26,450	$24,764,553	$12,268,336	$(113,322)	$(2,406,726)	$(272,964)	$—	$—	$34,266,327
Comprehensive income (loss)
Net loss	—	—	(23,154)	—	—	—	—	—	(23,154)
Change in fair value of securities available-for-sale, net	—	—	—	(191,000)	—	—	—	—	(191,000)
Total compre- hensive income									(214,154)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(27,085)	—	—	(27,085)
RRP shares earned	—	37,229	—	—	—	—	—	—	37,229
ESOP shares earned	—	11,609	—	—	133,707	—	—	—	145,316
Balance at December 31, 2005	$26,450	$24,813,391	$12,245,182	$(304,322)	$(2,273,019)	$(300,049)	$—	$—	$34,207,633

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2006, and 2005
(Unaudited)

2006	Common Stock	Additional Paid-In Capital	Retained Earning	Accumu-lated Other Compre-hensive Income (Loss)	Unearned ESOP Shares	Amount Reclassi-fied on ESOP Shares	Treasury Stock	Unearned RRP Shares	Total
Balance at July 1, 2006	$26,450	$24,739,005	$12,822,013	$(393,231)	$(2,140,299)	$(617,872)	$(783,611)	$(897,072)	$32,755,383
Comprehensive income (loss)
Net loss	—	—	(389,741)	—	—	—	—	—	(389,741)
Change in fair value of securities available-for-sale, net	—	—	—	200,642	—	—	—	—	200,642
Total compre- hensive loss									(189,099)
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	(80,408)	—	—	(80,408)
Release of 10,500 of unearned ESOP shares	—	30,030	—	—	132,720	—	—	—	162,750

(Continued)

ROYAL FINANCIAL, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2006, and 2005
(Unaudited)

2006	Common Stock	Additional Paid-In Capital	Retained Earning	Accumu-lated Other Compre-hensive Income (Loss)	Unearned ESOP Shares	Amount Reclassi-fied on ESOP Shares	Treasury Stock	Unearned RRP Shares	Total
Reclassification of RRPS in conjunction with adoption of SFAS 123(R)	$—	$(897,072)	$—	$—	$—	$—	$—	$897,072	$—
Issuance of 5,000 shares to RRP plan	—	(74,250)	—	—	—	—	74,250	—	—
Tax benefit on RRP shares vested	—	7,482	—	—	—	—	—	—	7,482
Purchase of 22,000 treasury shares at cost	—	—	—	—	—	—	(353,100)	—	(353,100)
Stock-based compensation	—	210,921	—	—	—	—	—	—	210,921
Balance at December 31, 2006	$26,450	$24,016,116	$12,432,272	$(192,589)	$(2,007,579)	$(698,280)	$(1,062,461)	$—	$32,513,929

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net Income (loss)	$(389,741)	$(23,154)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	199,153	139,938
Provision for loan losses	60,000	60,000
Loss on sale of securities available for sale	—	1,634
Federal Home Loan Bank stock dividend	—	(8,014)
Earnings on bank-owned life insurance	(92,060)	(108,131)
ESOP expense	162,750	145,316
Stock-based compensation	210,921	37,229
Change in accrued interest receivable and other assets	(404,655)	(130,491)
Change in other accrued interest payable and liabilities	297,247	153,783
Net cash from operating activities	43,615	268,110
Cash flows from investing activities
Proceeds from sales, maturities, calls, and paydowns of available for sale securities	6,500,144	6,435,825
Purchases of securities available for sale	(2,003,129)	(2,000,000)
Change in loans receivable	7,945,144	(12,401,795)
Purchase of loan participations	(881,100)	(3,851,000)
Redemption of Federal Home Loan Bank stock	22,921	—
Purchase of premises and equipment	(288,315)	(31,611)
Net cash from investing activities	11,295,665	(11,848,581)

Cash flows from financing activities
Net increase (decrease) in deposits	16,650,643	(1,660,555)
Net decrease in federal funds purchased	(1,225,404)	—
Change in advances from borrowers for taxes and insurance	(43,086)	56,581
Purchase of treasury stock	(353,100)	—
Tax benefit on RRP shares	7,482	—
Net cash from financing activities	15,036,535	(1,603,974)

Net change in cash and cash equivalents	26,375,815	(13,184,445)

Cash and cash equivalents
Beginning of the year	4,348,220	17,021,696

End of period	$30,724,035	$3,837,251

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three and six month periods ended December 31, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s financial statements for the fiscal year ending June 30, 2007. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

Note 3 - Use of Estimates and Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses and valuation allowance on deferred tax assets to be critical accounting estimates.

Beginning July 1, 2006, the effective date of the Company’s adoption of Statement on Financial Accounting Standard No. 123R, the Company was required to record compensation expense related to the nonvested portion of stock options outstanding. The impact on current quarter earnings and estimated effect on future earnings are discussed in Note 5.

Note 4 - Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three-month and six-month periods ended December 31, 2006 and 2005. Weighted average common shares outstanding excludes unallocated ESOP shares.

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
Basic and diluted loss per share
Net loss as reported	$(214,102)	$(13,350)	$(389,741)	$(23,154)
Weighted average common shares outstanding	2,359,148	2,461,613	2,357,948	2,458,968
Basic and diluted loss per share	$(0.09)	$(0.01)	$(0.17)	$(0.01)

The effect of stock option and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares given the Company’s losses for the periods.

Note 5 - Stock-Based Compensation

In October 2005, the Company’s stockholders approved the Royal Financial, Inc. 2005 Stock Option Plan (“SOP”) and the Royal Financial, Inc. 2005 Management Recognition and Retention Plan (“RRP”). The SOP provides for issue of up to 264,500 options to directors, officers, and key employees. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of December 31, 2006, there are 56,125 shares available for future grants under the Plan. Option activity under the Plan is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2006	198,375	$13.94
Granted	10,000	14.60
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	208,375	$13.97	8.88	$527,189
Exercisable at December 31, 2006(1)	47,610	$13.90	8.82	$123,786

(1) The vesting of the exercisable options was accelerated due to the death of the Company's former chief financial officer.

No options were granted during the quarter ended December 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

2006
Risk-free interest rate	5.10%
Expected option life	7 years
Expected stock price volatility	20.00%
Dividend yield	0.00%

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the six months ended December 31, 2006, is presented below:

	Number of Shares	Grant Date Fair Value
Unvested at July 1, 2006	185,150	$4.83
Granted	10,000	5.33
Exercised	—	—
Vested	(34,385)	4.81
Forfeited	—	—
Unvested at December 31, 2006	160,765	$4.85

As of December 31, 2006, there was $735,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SOP. That cost is expected to be recognized over a weighted-average period of approximately 3.88 years. Options for 34,385 shares of common stock vested during the three months ended December 31, 2006.

The Company adopted FAS123(R) on July 1, 2006, which has resulted in compensation expense of $50,000 and $100,000 for the three and six months ended December 31, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes.

 Forfeitures for options granted prior to 2006 were recognized as they occurred. Beginning July 1, 2006, the Company is estimating the impact of future forfeitures consistent with the provisions of FAS 123(R).

Prior to July 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recognized in the financial statements for stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standards (“Statement”) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under Statement 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, which affect the calculated values.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The weighted average grant-date fair value of options granted for the three and six months ended December 31, 2005 was $4.81.  The following table illustrates the effect on net loss and loss per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the three and six month periods ended December 31, 2005.

	Three Months Ended	Six Months Ended
Net loss as reported	$(13,350)	$(23,154)
Deduct: stock-based compensation expense determined under fair value-based method	29,686	29,686
Pro forma loss income	$(43,036)	$(52,840)
Basic and diluted loss per share as reported	(0.01)	(0.01)
Pro forma basic and diluted loss per share	(0.02)	(0.02)

A Recognition and Retention Plan ("RRP") provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the Company's common stock at the issue date. Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock. These shares vest over a five-year period. Prior to July 1, 2006, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders' equity. Upon adoption of FAS 123(R), the unamortized cost of shares not yet earned was reclassified to additional paid-in capital. During the quarter ended December 31, 2006, no shares were granted. As of December 31, 2006, 21,450 shares could still be granted under the plan. Compensation expense for outstanding restricted stock awards totaled approximately $56,000 and $111,000 for the three and six months ended December 31, 2006. Compensation expense of $37,000 was recorded for the three and six months ended December 31, 2005.

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

The Company’s total assets increased $15.5 million, or 13.6%, to $129.8 million at December 31, 2006, from $114.3 million at June 30, 2006.

Cash and cash equivalents increased $26.4 million to $30.7 million at December 31, 2006 from $4.3 million at June 30, 2006, as a result of an increase in federal funds sold. The Company is using this short-term investment to maintain its liquidity position given the current interest rate environment.

Securities available for sale decreased $4.2 million, or 19.5%, to $17.3 million at December 31, 2006 from $21.5 million at June 30, 2006. The decrease is the result of $6.5 million in securities maturing or being repaid during the period ended December 31, 2006. The decrease was offset by $2.0 million in purchases of securities available for sale.

Loans decreased $7.1 million, or 9.2%, to $70.2 million at December 31, 2006, from $77.3 million at June 30, 2006. The decrease in loans was the result of continued loan prepayments during the period and a softening in loan demand.

Total deposits increased $16.7 million, or 21.1%, to $95.5 million at December 31, 2006 from $78.9 million at June 30, 2006 as a result of the opening of two new branches in August 2006 and a special certificate of deposit promotion offering above-market deposit rates on certain CD balances.

Total stockholders’ equity was $32.5 million at December 31, 2006 compared to $32.8 million at June 30, 2006, a decrease of $241,000.

Comparison of Results of Operation for the Three Months and Six Months Ended December 31, 2006 and 2005

General. Net loss for the three months ended December 31, 2006 was $214,000, an increase in net loss of $201,000, from the same period in 2005. For the six months ended December 31, 2006 the net loss was $390,000, an increase in net loss of $367,000, from the same period last year. The net loss was primarily the result of an increase in interest expense and increased overhead costs, primarily in the area of salaries and employee benefits, occupancy and equipment, and advertising in connection with the opening of two new branch locations in August 2006.

Net Interest Income. Net interest income increased by $95,000 to $1.1 million for the three months ended December 31, 2006, from $1.0 million for the same period in 2005. Net interest income increased by $231,000 to $2.3 million for the six months ended December 31, 2006, from the same period in 2005. The net interest rate spread was 3.31% and 3.58% for the three and six months ended December 31, 2006, as compared to 3.92% and 3.83% for the same period in 2005. The net interest margin decreased to 3.87% and 4.01% for the three and six month periods ended December 31, 2006, from 4.23% and 4.10% for the same periods in 2005. As the Company is more liability sensitive, its liabilities reprice faster than its assets in a rising rate environment, as was the case in the last two quarters, and as a result, the Company’s interest rate spread and net interest margin narrowed.

Interest Income. Total interest income increased $519,000 to $1.9 million for the three months ended December 31, 2006 from $1.4 million for the three months ended December 31, 2005. Total interest income increased $919,000 to $3.6 million for the six months ended December 31, 2006 from $2.7 million for the same period in 2005. For the three and six months ended December 31, 2006, average interest-earning assets increased to $117.5 million and $113.0 million, respectively, from $98.7 million and $99.2 million, respectively, for the same periods in 2005. The increase was primarily the result of increased Federal funds sold and loans. The yields on interest-earning assets increased to 6.43% and 6.34% for the three and six months ended December 31, 2006, respectively, from 5.55% and 5.37%, respectively, for the comparable periods in 2005, reflecting the increase in interest rates.

Interest Expense. Total interest expense increased $424,000 and $688,000 to $752,000 and $1.3 million, respectively, for the three and six months ended December 31, 2006 from $327,000 and $632,000 for the same period in 2005. The average cost of deposits increased from 1.68% and 1.62% for the three and six months ended December 31, 2005, respectively, to 3.12% and 2.75% for the same periods in 2006.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change. Provision for loan losses of $30,000 and $60,000 were made for the three and six months ended December 31, 2006, respectively. The provisions were primarily the result of changes to the economic condition component of the historical loss allocation. The allowance for loan losses as a percentage of gross loans outstanding increased to .65% at December 31, 2006, from .50% at December 31, 2005. The Bank had no nonperforming loans at December 31, 2005 and 2006.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $10,000 to $139,000 for the three month period ended December 31, 2006 from the same period in 2005. The increase in the three month period was the result of a $5,000 increase in service changes, offset by decreases of $5,000 in earnings on the cash surrender value on life insurance policies and other income of $12,000. In addition, a loss on the sale of securities of $19,000 was recorded in the three month period ended December 31, 2005, with no comparable losses being incurred in the same period in 2006. Noninterest income was $321,000 and $301,000 for the six month periods ended December 31, 2006 and 2005, respectively.

Noninterest Expense. Noninterest expense increased $390,000 and $802,000 to $1.6 million and $3.1 million for the three and six months ended December 31, 2006, respectively, from $1.2 million and $2.3 million for the three and six months ended December 31, 2005, respectively. The increases were primarily the result of increases in salaries and employee benefits, occupancy-related expenses and professional services.

Salaries and employee benefits increased $133,000 and $324,000 for the three and six months ended December 31, 2006, respectively, compared to the same periods in 2005, primarily resulting from an increase due to stock-based compensation expense for the quarter and six month period ended December 31, 2006 of $88,000 and $191,000, respectively. The remaining increases were the result of increased personnel expenses from the two newly opened branches in Frankfort, Illinois and Schererville, Indiana.

Occupancy and equipment expense increased $16,000 and $127,000 for the three and six months ended December 31, 2006, respectively, compared to the same periods in 2005, due to increased rent and depreciation expense for the two new branch locations.

Professional fees increased $99,000 and $88,000, advertising expense increased $74,000 and $131,000, and other expenses increased $70,000 and $142,000 for the three and six month periods ended December 31, 2006, respectively, compared to the same periods in 2005, due to costs of the newly opened bank branches.

Provision for Income Taxes. The income tax benefit increased $85,000 for the three months ended December 31, 2006 from the comparable period in 2005. For the six months ended December 31, 2006, the tax benefit was $233,000 as compared to the tax benefit of $49,000 recorded for the comparable six month period in 2005. The fluctuations between periods was primarily due to the increase in taxable net loss. A valuation allowance has not been established for the deferred tax asset related to federal net operating loss carryforwards as the Company believes it is more likely than not that they will be realized.

Liquidity and Capital Resources

Liquidity. Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities, FHLB advances and Federal funds sold, and funds provided from operations. While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize FHLB advances as needed. At December 31, 2006 there were no FHLB advances outstanding.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $44,000 and $268,000 for December 31, 2006 and 2005, respectively. Net cash from investing activities consisted primarily of repayments on loans and mortgage-backed securities, and proceeds from maturing securities and paydowns on mortgage-backed securities, offset by purchases of securities, premises and equipment, and participation loans. Net cash from investing activities were $11.3 million and ($11.8) million for December 31, 2006, and 2005, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, federal funds purchased, and treasury stock purchases. The net cash from financing activities was $15.0 million and ($1.6) million at December 31, 2006 and 2005, respectively.

From June 30, 2006 through December 31, 2006, the Company received proceeds of $6.4 million from sales, maturities, calls and paydowns of available for sale securities. These proceeds were primarily reinvested in loan participations and federal funds sold.

At December 31, 2006, the Company had outstanding commitments to originate $1.1 million in loans, unfunded lines of credit and participation loans of $5.8 million and $4.1 million, respectively, and letters of credit outstanding of $147,000. In addition, as of December 31, 2006, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $48.5 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds. As of December 31, 2006, the Bank had $6.5 million of available credit from the FHLB.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2006, the Bank exceeded each of its capital requirements with ratios of 18.26%, 30.57% and 31.16%, respectively.

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

Valuation Allowance on Deferred Tax Assets. Accounting for income taxes is a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Company uses an asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company must assess the realization of the deferred tax asset quarterly, and to the extent that management believes that recovery is not likely, a valuation allowance is established. This assessment is impacted by various factors, including taxable income and the composition of the investment securities portfolio. Material changes to these items can cause an adjustment to the valuation allowance. An adjustment to increase or decrease the valuation allowance is charged or credited, respectively to income tax expense.

Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109), including tax positions considered to be routine and those with a high degree of uncertainty. The Company is evaluating the potential impact of this guidance on future periods.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of July 1, 2006. The Company is evaluating the potential impact of this guidance of future periods.

Item 3.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006, because of the material weakness disclosed below.

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

In order to remediate this material weakness identified by Crowe Chizek and to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing, implementing and continuing to enhance disclosure controls to correct the material weakness set forth above. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during the three months ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Be Purchased Under the Plans/ Programs (1)
10/01/06-10/31/06	—	—	—	125,638
11/01/06-11/30/06	10,000	$16.05	10,000	115,638
12/01/06-12/31/06	12,000	16.05	22,000	103,638
Total	22,000	$16.05	22,000	103,638
__________________
(1)
In September 2006, the Company's Board of Directors approved the repurchase of up to 5% of the Company's then currently outstanding shares of common stock, or 125,638 shares (the “Program”). Unless terminated earlier by the Company's Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on October 26, 2005, the following matters were submitted to and approved by a vote of stockholders:

(1)	The election of two Class II directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2009:

Directors	Votes For	Votes Withheld
Alan W. Bird	2,051,657	1,814
Barbara K. Minster	2,048,172	5,299

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Donald A. Moll	2007
John T. Dempsey	2007
Peter C. Rolewicz	2008
Roldolfo Serna	2008
Alan W. Bird	2009
Barbara K. Minster	2009

(2)	Ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent accountants for the fiscal year ending June 30, 2007.

Total votes for	2,053,421
Total votes against	0
Total votes abstaining	50

Item 5.   Other Information.

None

Item 6.    Exhibits.

(a) The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL FINANCIAL, INC.

Date: February 14, 2007	By:	/s/Donald A. Moll
Donald A. Moll
President and Chief Executive Officer

Date: February 14, 2007	By:	/s/Leonard Szwajkowski
Leonard Szwajkowski
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.