Form 10QSB
period 2007-03-31
ROYAL FINANCIAL, INC.
filed 2007-05-15
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 30, 2007
Common Stock, $0.01 par value	2,574,639

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-QSB

For the quarterly period ended March 31, 2007

i

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
March 31, 2007 and June 30, 2006

	March 31, 2007	June 30, 2006
ASSETS
Cash and due from financial institutions	$3,950,120	$3,454,828
Federal funds sold	16,277,951	893,392
Total cash and cash equivalents	20,228,071	4,348,220
Interest-bearing term deposits in other institutions	5,000,000	-
Securities available for sale	16,486,226	21,517,841
Loans receivable, net of allowance for loan losses of $495,667 at March 31, 2007 and $400,000 at June 30, 2006	78,946,019	77,325,934
Federal Home Loan Bank stock, at cost	322,992	345,913
Cash surrender value of life insurance	4,693,206	4,553,721
Premises and equipment, net	6,040,114	5,402,419
Accrued interest receivable	435,289	446,591
Other assets	493,832	337,975
Total assets	$132,645,749	$114,278,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$98,634,470	$78,897,747
Federal funds purchased	-	1,225,404
Advances from borrowers for taxes and insurance	371,182	479,706
Accrued interest payable and other liabilities	433,568	302,502
Common stock in ESOP subject to contingent repurchase obligation	948,497	617,872
Total liabilities	100,387,717	81,523,231
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares 2,645,000 shares issued at March 31, 2007 and June 30, 2006	26,450	26,450
Additional paid-in capital	24,132,900	24,739,005
Retained earnings	12,210,507	12,822,013
Treasury stock, 70,143 and 52,900 shares, at cost	(1,066,476)	(783,611)
Accumulated other comprehensive loss, net of tax	(155,633)	(393,231)
Unearned RRP shares	-	(897,072)
Unearned ESOP shares	(1,941,219)	(2,140,299)
Reclassification of ESOP shares	(948,497)	(617,872)
Total stockholders’ equity	32,258,032	32,755,383
Total liabilities and stockholders’ equity	$132,645,749	$114,278,614

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three months and nine months ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Interest income
Loans	$1,326,649	$1,194,149	$4,065,186	$3,139,577
Securities
Taxable	171,719	226,865	553,141	802,524
Federal funds sold and other	320,299	31,360	783,532	174,767
Total interest income	1,818,667	1,452,374	5,401,859	4,116,868
Interest expense
Deposits	740,800	339,153	2,058,618	971,352
Federal funds purchased	-	264	2,151	264
Total interest expense	740,800	339,417	2,060,769	971,616
Net interest income	1,077,867	1,112,957	3,341,090	3,145,252
Provision for loan losses	35,667	30,000	95,667	90,000
Net interest income after provision for loan losses	1,042,200	1,082,957	3,245,423	3,055,252
Noninterest income
Service charges on deposit accounts	65,144	55,697	197,941	174,110
Loss on sale of securities, net	-	(43,823)	-	(45,457)
Mortgage banking fees	25,612	37,364	84,153	74,639
Earnings on cash surrender value of life insurance	47,425	54,566	139,485	162,697
Other income	10,227	18,546	48,148	56,903
Total noninterest income	148,408	122,350	469,727	422,892
Noninterest expense
Salaries and employee benefits	711,105	695,442	2,137,143	1,797,164
Occupancy and equipment	336,972	254,469	936,189	726,951
Data processing	106,024	103,127	272,575	312,798
Professional services	126,966	94,155	483,813	362,529
Director fees	34,200	34,200	102,600	100,200
Supplies	19,018	22,117	87,319	55,126
Advertising	33,902	5,629	187,422	28,475
Insurance premiums	15,610	20,055	50,841	58,943
Other	122,076	90,523	395,254	222,048
Total noninterest expense	1,505,873	1,319,717	4,653,156	3,664,234
Loss before income tax expense	(315,265)	(114,410)	(938,006)	(186,090)
Income tax benefit	(93,500)	(54,724)	$(326,500)	$(103,250)
Net loss	$(221,765)	$(59,686)	$(611,506)	$(82,840)
Basic and diluted earnings (loss) per share	$(.09)	$(.02)	$(.26)	$(.03)
Comprehensive income (loss)	$(184,809)	$(67,396)	$(373,908)	$(281,550)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2007 and 2006
(Unaudited)

2006	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Unearned RRP Shares	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2005	$26,450	$24,764,553	$12,268,336	$—	$(113,322)	$—	$(2,406,726)	$(272,964)	$34,266,327
Comprehensive income (loss)
Net loss	—	—	(82,840)		—		—	—	(82,840)
Change in fair value of securities available-for-sale, net	—	—	—		(198,710)		—	—	(198,710)
Total comprehensive (loss)	—	—	—		—		—	—	(281,550)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—		—		—	(41,262)	(41,262)
Purchase of 107,550 treasury shares at cost	—	—	—	(1,582,768)	—		—	—	(1,582,768)
Allocation of 79,350 shares to the RRP plan		(57,912)		1,163,998		(1,106,086)			—
RRP shares earned	—		—		—	156,837	—	—	156,837
Release of 15,800 of unearned ESOP shares	—	22,342	—	—	—	—	200,067	—	222,409
Balance at March 31, 2006	$26,450	$24,728,983	$12,185,496	$(418,770)	$(312,032)	$(949,249)	$(2,206,659)	$(314,226)	$32,739,993

2007
Balance at July 1, 2006	$26,450	$24,739,005	$12,822,013	$(783,611)	$(393,231)	$(897,072)	$(2,140,299)	$(617,872)	$32,755,383
Comprehensive income (loss)
Net loss	—	—	(611,506)		—		—	—	(611,506)
Change in fair value of securities available-for-sale, net	—	—	—		237,598		—	—	237,598
Total comprehensive (loss)	—	—	—		—		—	—	(373,908)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—		—		—	(330,625)	(330,625)
Reclassification of RRPS in conjunction with adoption of SFAS 123 (R)	—	(897,072)	—	—	—	897,072	—	—	—
Release of 15,800 of unearned ESOP shares	—	50,733	—	—	—	—	199,080	—	249,813
Issuance of 5,000 shares to RRP plan	—	(74,250)	—	74,250	—	—	—	—	—
Tax benefit on RRP shares vested	—	7,482	—	—	—	—	—	—	7,482
Purchase of 22,243 treasury shares at cost	—	—	—	(357,115)	—		—	—	(357,115)
Stock-based compensation	—	307,002	—	—	—	—	—	—	307,002
Balance at March 31, 2007	$26,450	$24,132,900	$12,210,507	$(1,066,476)	$(155,633)	$-	$(1,941,219)	$(948,497)	$32,258,032

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$(611,506)	$(82,840)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	327,412	210,129
Provision for loan losses	95,667	90,000
Loss on sale of securities available for sale	—	45,457
Federal Home Loan Bank stock dividend	—	(8,014)
Earnings on bank-owned life insurance	(139,485)	(162,697)
ESOP expense	249,813	222,409
Stock-based compensation	307,002	156,837
Change in accrued interest receivable and other assets	(266,954)	(146,373)
Change in other accrued interest payable and liabilities	131,066	193,578
Net cash from operating activities	93,015	518,486
Cash flows from investing activities
Investment in interest-bearing term deposits at other financial institutions	(5,000,000)	-
Proceeds from sales, maturities, calls, and paydowns of available for sale securities	7,394,741	11,343,481
Purchases of securities available for sale	(2,003,129)	(2,000,000)
Change in loans receivable	130,811	(14,652,397)
Purchase of loan participations	(1,846,563)	(6,851,000)
Redemption of Federal Home Loan Bank stock	22,921	—
Purchase of premises and equipment	(965,107)	(155,123)
Net cash from investing activities	(2,266,326)	(12,315,039)
Cash flows from financing activities
Net increase (decrease) in deposits	19,736,723	(473,268)
Net increase (decrease) in Federal funds purchased	(1,225,404)	2,500,000
Change in advances from borrowers for taxes and insurance	(108,524)	(92,184)
Purchase of Treasury stock	(357,115)	(1,582,768)
Tax benefit on RRP shares	7,482	—
Net cash from financing activities	18,053,162	351,780
Net change in cash and cash equivalents	15,879,851	(11,444,773)
Cash and cash equivalents
Beginning of the year	4,348,220	17,021,696
End of period	$20,228,071	$5,576,923

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, Royal Savings Bank, as of and for the three- and nine- month periods ended March 31, 2007 and 2006. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 4 — Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three-month and nine-month periods ended March 31, 2007 and 2006. Weighted average common shares outstanding excludes unallocated ESOP shares.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
Basic and diluted loss per share
Net loss as reported	$(221,765)	$(59,686)	$(611,506)	$(82,840)
Weighted average common shares outstanding	2,351,023	2,389,703	2,355,674	2,435,879
Basic and diluted loss per share	$(.09)	$(.02)	$(.26)	$(.03)

The effect of stock options and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares given the Company’s losses for the periods.

Note 5 - Stock-Based Compensation

In October 2005, the Company’s stockholders approved the Royal Financial, Inc. 2005 Stock Option Plan (“SOP”) and the Royal Financial, Inc. 2005 Management Recognition and Retention Plan (“RRP”). The SOP provides for issue of up to 264,500 options to directors, officers, and key employees. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of March 31, 2007, there are 56,125 shares available for future grants under the Plan. Option activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2006	198,375	$13.94
Granted	10,000	14.60
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2007	208,375	$13.97	8.63	$485,297
Exercisable at March 31, 2007 (1)	50,255	$13.93	8.63	$119,051

(1) The vesting of 13,225 options was accelerated in the third quarter of 2006 due to the death of the Company's former chief financial officer.

No options were granted during the quarter ended March 31, 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for options granted in July 2006 of the fiscal year ended 2007:

2007
Risk-free interest rate	5.10%
Expected option life	7 years
Expected stock price volatility	20.00%
Dividend yield	0.00%

As of March 31, 2007, there was $694,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SOP. That cost is expected to be recognized over a weighted-average period of approximately 3.60 years. Options for 2,645 shares of common stock vested during the three months ended March 31, 2007.

The Company adopted FAS 123(R) on July 1, 2006, which has resulted in compensation expense of $41,000 and $142,000 for the three and nine months ended March 31, 2007. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes.

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

The weighted average grant-date fair value of options granted for the three and nine months ended March 31, 2006 was $5.05 and $4.83.  The following table illustrates the effect on net loss and loss per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the three and nine month periods ended March 31, 2006.

	Three Months Ended	Nine Months Ended
Net loss as reported	$(59,686)	$(82,840)
Ded Deducted: stock-based compensation expense determined under fair value-based method	99,106	133,639
Pro forma loss income	$(158,792)	$(216,479)
Basic and diluted loss per share as reported	(.02)	(.03)
Pro forma basic and diluted loss per share	(.07)	(.09)

A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock. These shares vest over a five-year period. Prior to July 1, 2006, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders’ equity. Upon adoption of FAS 123(R), the unamortized cost of shares not yet earned was reclassified to additional paid-in capital. During the quarter ended March 31, 2007, no shares were granted. As of March 31, 2007, 21,450 shares could still be granted under the plan. Compensation expense for outstanding restricted stock awards totaled approximately $55,000 and $166,000 for the three and nine months ended March 31, 2007. Compensation expense of $120,000 and $157,000 was recorded for the three and nine months ended March 31, 2006. The death of the Company’s former chief financial officer resulted in the immediate vesting of his stock awards. The Company recognized $67,000 of compensation expense related to the vesting of these awards in the three-month period ended March 31, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Forward-Looking Information

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Bank’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

The Company’s total assets increased $18.3 million, or 16.1%, to $132.6 million at March 31, 2007, from $114.3 million at June 30, 2006.

Cash and cash equivalents increased $15.9 million to $20.2 million at March 31, 2007 from $4.3 million at June 30, 2006, primarily as a result of an increase of $15.4 million in federal funds sold. The Company is using this short-term investment to maintain its liquidity position given the current interest rate environment.

Interest-bearing deposits in other financial institutions increased $5.0 million at March 31, 2007 due to the purchase of a $5.0 million certificate of deposit earning 5.15% at the Federal Home Loan Bank of Chicago.

Securities available for sale decreased $-5.0 million, or 23.3%, to $16.5 million at March 31, 2007 from $21.5 million at June 30, 2006. The decrease is the result of $7.3 million of securities maturing or being repaid during the period ended March 31, 2007. The decrease was offset by $2.0 million in purchases of securities available for sale.

Loans increased $1.6 million, or 2.1%, to $78.9 million at March 31, 2007, from $77.3 million at June 30, 2006. The increase in loans was the result of management’s continued emphasis on growing the commercial and commercial real estate loan portfolios.

Total deposits increased $19.7 million, or 25.0%, to $98.6 million at March 31, 2007, from $78.9 million at June 30, 2006. The increase was due to a special certificate of deposit promotion offering above-market deposit rates at our two new branch locations.

Total stockholders’ equity decreased $500,000 at March 31, 2007 to $32.3 million from $32.8 million at June 30, 2006, due to year-to-date losses in the current fiscal year.

Comparison of Results of Operation for the Three Months and Nine Months Ended March 31, 2007 and 2006

General. Net loss for the three months ended March 31, 2007 was $222,000, or $0.09 per share, an increase in net loss of $162,000 from $59,686, or $0.02 per share, in the same period in 2006. For the nine months ended March 31, 2007, the net loss was $612,000, or $0.26 per share, an increase in net loss of $529,000 from $83,000, or $0.03 per share, in the same period last year. The increase in net loss for the quarter and nine months ended March 31, 2007 is primarily the result of an increase in interest expense and increased overhead costs, primarily in the area of salaries and employee benefits, occupancy and equipment, and advertising in connection with the opening and continued promotion of our two new branch locations in August 2006.

Net Interest Income. Net interest income remained stable at $1.1 million for the three months ended March 31, 2007, from the same period in 2006. Net interest income increased $196,000 to $3.3 million for the nine months ended March 31, 2007, from $3.1 million in the same period in 2006. The net interest rate spread was 3.16% and 3.45% for the three and nine months ended March 31, 2007, respectively, as compared to 4.02% and 3.78% for the same period in 2006. The net interest margin decreased to 3.71% and 3.90% for the three and nine month periods ended March 31, 2007, from 4.51% and 4.23% for the same periods in 2006. As the Company is more liability sensitive, its liabilities reprice faster than its assets in a rising rate environment, as has been the case over the last three quarters. As a result, the Company’s interest rate spread and net interest margin narrowed.

Interest Income. Total interest income increased $366,000 to $1.8 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006. Total interest income increased $1.3 million to $5.4 million for the nine months ended March 31, 2007 from $4.1 million for the same period in 2006. For the three and nine months ended March 31, 2007, average interest-earning assets were $116.3 million and $114.1 million, respectively, compared to $98.8 million and $99.1 million for the same periods in 2006. The yield on interest-earning assets increased to 6.25% and 6.31% for the three and nine month periods ended March 31, 2006 from 5.88% and 5.54% for the comparable periods in 2006, as a result of an increase in loans and market interest rates earned on such loans.

Interest Expense. Total interest expense increased $402,000 and $1.1 million to $741,000 and $2.1 million, respectively, for the three and nine months ended March 31, 2007 from $339,000 and $971,000 for the same periods in 2006.  The average cost of funds increased to 3.09% and 2.86% for the three and nine months ended March 31, 2007 from 1.75% and 1.66% for the same periods in 2006. This increase was due to the rising rate environment that we have experienced over the last three quarters and, to a lesser extent, the interest rates offered on our special certificate of deposit promotion at our two new branch locations.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available or as projected events change. Provisions for loan losses of $36,000 and $96,000 were made for the three and nine months ended March 31, 2007. The provisions were the result of continued growth of the loan portfolio and an increase in loans collateralized by commercial and commercial real estate relative to the loan portfolio. The allowance for loan losses as a percentage of gross loans outstanding increased to 0.62% at March 31, 2007, from 0.51% at March 31, 2006. The Bank had no nonperforming loans at March 31, 2007 or March 31, 2006.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2007 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $26,000 to $148,000 for the three month period ended March 31, 2007 from the same period in 2006. Noninterest income increased $47,000 to $470,000 for the nine month period ended March 31, 2007, compared to the same period in 2006. The increase in the three month period was primarily the result of the absence of losses from the sales of securities, compared to a $44,000 loss on the sale of securities during the comparable quarter last year, and an increase in service charges on deposit accounts, offset by a decrease in mortgage banking fees. The increase in noninterest income for the nine month period ended

March 31, 2007, was primarily the result of the absence of security losses as compared to the $45,000 loss for the same period last year, and increased service charges on deposit accounts resulting from the increased customer activity in our two new branch locations.

Noninterest Expense. Noninterest expense increased $186,000 and $990,000 to $1.5 million and $4.7 million for the three and nine months ended March 31, 2007 from $1.3 million and $3.7 million for the three and nine months ended March 31, 2006. The increase was primarily the result of an increase in salaries and employee benefits, occupancy and equipment expenses, and advertising.

Salaries and employee benefits increased $16,000 and $340,000 for the three and nine months ended March 31, 2007, respectively, compared to the same periods in 2006. This was primarily the result of increased stock-based compensation expense for the quarter and nine months ended March 31, 2007 and the result of increased personnel expenses from the two newly opened branches in Frankfort, Illinois and Schereville, Indiana.

Occupancy and equipment expense increased $83,000 and $209,000 for the three and nine months ended March 31, 2007 compared to the same periods in 2006, due primarily to increased rent and depreciation for the two new branch locations.

Advertising expense increased $28,000 and $159,000 for the three and nine months ended March 31, 2007 from the same periods in 2006. These increases were the result of the opening of our two new branch locations.

Provision for Income Taxes. The income tax benefit increased $39,000 for the three months ended March 31, 2007 from the comparable period in 2006, which helped decrease the amount of the net loss for the quarterly and nine month periods. For the nine months ended March 31, 2007, the tax benefit was $327,000 as compared to the tax benefit of $103,000 recorded for the comparable nine month period in 2006. The changes in the income tax benefits are the result of the changes in pre-tax losses for the applicable periods. The valuation allowance for the deferred tax asset related to the charitable contributions made in 2005 increased $50,000 during the period ending March 31, 2007 due to continued losses in excess of budget projections.

Liquidity and Capital Resources

Liquidity. Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations. While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize FHLB advances as needed. At March 31, 2007 there were no FHLB advances outstanding. However, Fed Funds sold was used to maintain liquidity during the period.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities was $93,000 and $518,000 for three months ended March 31, 2007 and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from the maturity and sale of securities and paydowns on mortgage-backed securities. Net cash from investing activities was

$(2.3) million and $(12.3) million for three months ended March 31, 2007, and 2006, respectively. Net cash from financing activities in the current year consisted primarily of the activity in deposit accounts, federal funds purchased, and borrowings. The net cash from financing activities was $18.1 million at March 31, 2007 and $352,000 at March 31, 2006.

From June 30, 2006 through March 31, 2007, the Company received proceeds of $7.3 million from sales, maturities, calls and paydowns of available for sale securities held in its portfolio. These proceeds were primarily reinvested in new loans.

At March 31, 2007, the Company had outstanding commitments to originate loans, unfunded lines of credit and participation loans of $15.2 million, and letters of credit outstanding of $147,000. In addition, as of March 31, 2007, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $49.1 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds. As of March 31, 2007, the Bank had $6.5 million of available credit from the FHLB.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2007, the Bank exceeded each of its capital requirements with ratios of 18.38%, 27.94% and 28.53%, respectively.

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

Item 3.  Controls and Procedures.

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007, because of the material weakness disclosed below.

As previously disclosed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, in connection with its audit of the Company’s consolidated financial statements for the year ended June 30, 2006, Crowe Chizek and Company LLC (“Crowe Chizek”), the Company’s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

In order to remediate this material weakness identified by Crowe Chizek and to improve the effectiveness of the Company’s disclosure controls, management is continuing in the process of designing, implementing and continuing to enhance its disclosure controls and procedures, including its internal control over financial reporting, to correct the material weakness set forth above. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company during the quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/ Program (1)
01/01/07-01/31/07	218	$16.50	218	103,420
02/01/07-02/28/07	—	—	218	103,420
03/01/07-03/31/07	25	16.72	243	103,395
Total	243	$16.45	243	103,395
______________
(1)
In September 2006, the Company’s Board of Directors approved the repurchase of up to 5% of the Company’s then currently outstanding shares of common stock, or 125,638 shares (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

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

Date: May 15, 2007	ROYAL FINANCIAL, INC.

By:	/s/Donald A. Moll
Name: Donald A. Moll
Title: President and Chief Executive Officer

Date: May 15, 2007	By:	/s/Leonard Szwajkowski
Name: Leonard Szwajkowski
Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.