Form 10KSB
period 2007-06-30
ROYAL FINANCIAL, INC.
filed 2007-09-28
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission File Number 000-51123

ROYAL FINANCIAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1636029 (IRS Employer Identification No.)

9226 S. Commercial Avenue
Chicago, Illinois 60617
(Address of principal executive offices)

(773) 768-4800
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No☒

The registrant’s revenues for its most recent fiscal year were $7,936,576.

As of September 27, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $33,680,046 (based on the last sale price of the common stock on the OTC Bulletin Board of $14.25 per share).

The number of shares of Common Stock of the registrant outstanding as of September 27, 2007 was 2,575,502.

Documents Incorporated by Reference:  Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No☒

ROYAL FINANCIAL, INC.

Form 10-KSB for Fiscal Year Ended

June 30, 2007

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

Recent Developments

As previously reported, on June 18, 2007, the Company’s Chief Executive Officer and President, Donald A. Moll, was suspended from acting in his capacity as CEO and President of the Company and the Bank, during the pendency of an internal investigation being conducted by the Audit Committee of the Board. The investigation was based on information provided to the Audit Committee by certain members of the Company’s senior management regarding alleged irregularities with respect to the Company’s internal controls and alleged misconduct by Mr. Moll.

Under the direction of the Audit Committee of the Board of Directors, the Company conducted an investigation of the allegations, which included engaging a team of outside specialists and advisers to assist in the investigation. The report of the investigation does not implicate Mr. Moll in fraudulent activities relating to the specific allegations of alleged irregularities with respect to the Company’s internal controls and Bank policies.  However, the investigation has uncovered evidence of irregularities in connection with the Company’s stock conversion and initial public offering in 2005, including the alleged unauthorized receipt by certain investors of shares of stock in the offering. The Company continues to work with special counsel and federal and state regulators in this regard, and cannot currently predict when this aspect of the investigation will conclude.

On September 26, 2007, Mr. Moll agreed to resign from all positions he currently holds with the Company and each of its subsidiaries, including as a director of the Company and the Bank, as part of a Separation Agreement and Release (the “Agreement”) with the Company and the Bank. Pursuant to the terms of the Agreement and applicable law, Mr. Moll has seven days from the date of the Agreement to revoke his acceptance of the Agreement. The Agreement provides for the payment to Mr. Moll of $48,077 to settle all of the Company’s remaining obligations under his employment agreement.  Mr. Moll has also agreed to forfeit all unvested options and shares of restricted stock previously awarded to him under the Company’s equity compensation plans.  A copy of the Agreement is filed as an exhibit to this report.  Upon the effective date of Mr. Moll’s resignation, Mr. Leonard Szwajkowski, currently Senior Vice President, Interim Chief Executive Officer and Chief Financial Officer of the Company, will become Chief Executive Officer and President of the Company and the Bank.

Due to the expenses incurred in connection with the investigation, which consist primarily of professional fees and expenses, the Company expects its non-interest expense to be negatively impacted by approximately $325,000 in the first quarter of fiscal 2008. The Company does not believe that the investigation or the findings thereof will otherwise have a material effect on the Company’s financial condition or results of operations.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service.  As mentioned above, historically the Bank’s business strategy had been to emphasize one- to four-family residential mortgage lending, and it continues to focus on this type of lending.  In 2003, we broadened the range of our products and services by expanding our loan portfolio to include commercial real estate lending, multi-family real estate lending, and to a lesser extent commercial lending. We intend over time to continue to introduce additional products and services that we believe will benefit our customers as well as increase our net income.

Highlights of our business strategy are as follows:

•
Remaining a Community-Oriented Institution.  We were established in Chicago, Illinois in 1887 and have been operating continuously since that time.  We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers.

•
Diversification of Loan Portfolio.  Beginning in 2003, we began to shift our efforts to diversify our loan portfolio to loans other than one- to four-family residential loans and began to make (or purchase participations in) commercial real estate loans, multi-family loans and commercial loans.  At June 30, 2007, our $83.5 million loan portfolio consisted primarily of $36.8 million of one- to four-family residential loans, $32.9 million of commercial real estate loans, $9.2 million of commercial loans and $4.8 million of multi-family loans.

•	Offering New Commercial Products and Services. We continue to develop new products for our customers, such as internet banking and business checking accounts. We expect that these new products will increase our deposit base and our fee income.  Since 2003, we have experienced significant growth in commercial real estate and commercial lending, and continue to emphasize a shift from a predominately one- to four-family residential mortgage loan portfolio to a predominately commercial real estate loan portfolio through our loan officer call program and by developing new and further strengthening existing relationships.  The loan officer call program identifies certain individuals and companies as potential customers and assigns them to loan officers of the Bank, who contact the potential customer regarding loan opportunities.  Such officers are also responsible for monitoring any relationship once they become a customer on an ongoing basis.

•
Increased Lending Capacity.  The additional capital raised in our initial public offering in 2005 increased our lending capacity and has enabled us to originate more loans and loans with larger balances.  This permits us to serve borrowers with larger lending needs and to originate larger loans than we have in the past.

•	Maintaining High Levels of Earning Assets. Our average earning assets were approximately 87.50% of average assets at June 30, 2007.

•
Growth in Hispanic Market.  We intend to continue to solidify our niche as one of the last community banks in the neighborhoods we serve.  Special business development efforts continue to be concentrated in heavily populated Hispanic communities that surround certain branch locations, including, but not limited to, southeast Chicago communities such as South Chicago and the East Side, and in strategic south suburban and northwest Indiana neighborhoods.  Our primary objective is to concentrate efforts in attracting commercial and commercial real estate loans from underserved small businesses.  The Bank became an approved lender with the Small Business Administration, and may become an approved lender with other government and municipality insured lending programs in the future, as a means of mitigating certain inherent risks associated with lending to these underserved small businesses.  Additionally, we continue to capitalize on retail banking opportunities with a strong emphasis on mortgage lending.

Market Area and Competition

The Bank is a community-oriented savings bank.  The Bank’s primary deposit gathering efforts and lending activities are concentrated primarily in the communities surrounding its offices, which include southeastern Cook County, Illinois, Will County, Illinois, and Northwest Indiana.

The Bank’s market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector.  The Bank’s Chicago offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds, particularly Hispanic.  Management of the Bank believes that its urban communities are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families.  The Bank’s Lansing and Frankfort offices are located in south suburban Chicago, which consists predominantly of middle income families.  The Schererville office, located in a suburban area of northwest Indiana, also consists primarily of middle to upper-middle income families.

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

Competition for loans comes principally from financial institutions and mortgage companies in our primary market area.  The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers.  Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.  Competition has increased as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the slowing of refinancing activity.

Lending Activities

General.  At June 30, 2007, our net loan portfolio totaled $83.5 million, representing approximately 63.0% of total assets at that date.  Historically, one of the principal lending activities of the Bank was the origination of one- to four-family residential loans.  Since 2003, the Bank has begun to diversify its loan portfolio to include commercial real estate and commercial lending.  Our overall lending philosophy is to:

•	originate commercial real estate loans in our market area,

•	originate one- to four-family residential loans,

•	to a lesser extent, originate multi-family and nonresidential mortgage loans, commercial loans, construction loans and consumer loans in our market area.

At June 30, 2007, one- to four-family residential loans amounted to $36.8 million, or 43.7% of the total loan portfolio.  At June 30, 2007, commercial real estate loans and multi-family loans amounted to $32.9 million and $4.8 million, or 39.1% and 5.7% of the total loan portfolio, respectively.  At June 30, 2007, commercial loans amounted to $9.2 million, or 11.0% of the total loan portfolio, before net items.

The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations.  Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by the Bank’s competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, legislative and tax policies and governmental budgetary matters.  A savings institution generally may not make loans to any one borrower in an amount that exceeds 25% of its unimpaired capital and surplus.  At June 30, 2007, the Bank’s regulatory limit on loans to one borrower was $6.0 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $5.5 million, $3.1 million, $2.9 million, $2.2 million and $2.2 million.  Each of the Bank’s five largest loans or groups of loans was performing in accordance with its terms at June 30, 2007.

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	June 30,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$36,757	43.67%	$31,646	40.73%	$21,913	41.65%
Commercial real estate loans	32,880	39.06	30,025	38.65	24,372	46.33
Multi-family loans	4,768	5.67	5,287	6.81	778	1.48
Total real estate loans	74,405	88.40	66,958	86.19	47,063	89.46
Commercial loans	9,237	10.97	10,174	13.10	5,267	10.01
Consumer loans:
Home Equity loans	343	0.41	363	0.47	117	0.22
Share loans	187	0.22	192	0.24	164	0.31
Total consumer loans	530	0.63	555	0.71	281	0.53
Total Loans	$84,172	100.00%	$77,687	100.00%	$52,611	100.00%
Less:
Deferred loan fees and costs, net	6		(39)		(1)
Allowance for loan losses	667		400		286
Loans receivable, net	$83,499		$77,326		$52,326

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

Under the Bank’s real estate lending policy, a title opinion or a title insurance policy must be obtained for each real estate loan.  The Bank also requires fire and extended coverage casualty insurance in order to protect the properties securing its real estate loans.  Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development.  The Bank frequently requires borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums.  The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.  The Bank’s loan policy authorizes senior vice presidents to approve aggregate extensions of credit up to $250,000 and the President/Chief Executive Officer to approve aggregate extensions of credit up to $500,000.  The Loan Committee is authorized to approve aggregate extensions of credit up to $1 million.  Any aggregate extension of credit over $1 million requires approval of the entire Board of Directors.

Maturity of Loan Portfolio.  The following table presents certain information at June 30, 2007 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments.  Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.  The average life of mortgage loans is substantially less than their average contractual terms because of prepayments.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to prepayments as a result of the refinancing of adjustable-rate and fixed-rate loans at lower rates).  Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or the allowance for loan losses.

	At June 30, 2007
	One- to Four-Family	Commercial Real Estate	Multi-family	Commercial	Consumer	Total Loans
	(In thousands)
Amounts Due In:
One year or less	$3,297	$2,955	$1,377	$4,885	$28	$12,542
More than one year to five years	12,713	26,073	2,083	4,024	195	45,088
More than five years	20,747	3,852	1,308	328	307	26,542
Total amount due	$36,757	$32,880	$4,768	$9,237	$530	$84,172

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2008 that have fixed interest rates or that have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One- to four-family loans	$31,651	$1,809	$33,460
Commercial real estate loans	27,828	2,097	29,925
Multi-family loans	3,391	—	3,391
Commercial loans	4,099	253	4,352
Consumer loans:
Home Equity loans	343	—	343
Share loans	—	159	159
Total loans	$67,312	$4,318	$71,630

One- to Four-Family Residential Real Estate Loans.  One of the Bank’s primary lending activities is the origination of loans secured by one- to four-family residences.  At June 30, 2007, $36.8 million, or 43.7%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

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

The Bank offers residential mortgage loans with either fixed rates of interest or interest rates which adjust periodically during the term of the loan.  Fixed rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Bank’s fixed rate loans generally are originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors that purchase mortgages in the secondary market.  At June 30, 2007, $32.9 million, or 84.9%, of the Bank’s one- to four-family residential mortgage loans were fixed rate loans.

Occasionally, the Bank sells a portion of the newly originated one- to four-family residential loans to third-party private investors, consistent with our interest rate risk policy.  All loans are sold servicing released.  The Bank collects origination fees in connection with these sales.

The following table shows total loans originated, sold, purchased and repaid during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Loan Originations:
Real estate loans:
One- to four-family loans	$12,696	$11,079	$5,912
Commercial real estate loans	14,538	10,485	15,739
Multi-family loans	1,571	953	—
Commercial loans	13,320	2,211	5,842
Consumer loans:
Home Equity loans	89	286	—
Share loans	119	32	71
Total Loan Originations	42,333	25,046	27,564
Participations Purchased(1)	1,847	18,915	6,384
Sales and Loan Principal Reductions:
Loans sold(2)	—	—	(2,166)
Loan principal reductions	(37,718)	(18,885)	(14,099)
Total loans sold and principal reductions	$(37,718)	$(18,885)	$(16,265)
Increase (decrease) due to other items, net(3)	(289)	(76)	(55)
Net increase (decrease) in loan portfolio	$6,173	$25,000	$17,628
_____________
(1)	Participations purchased consist of commercial real estate loans.
(2)	Loans sold consist of one- to four-family real estate loans.
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

At June 30, 2007, home equity loans amounted to $343,000, or 0.4% of the total loan portfolio.  These loans are secured by the underlying equity in the borrower’s residence.  As a result, the Bank generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage loan held by the Bank.  If the Bank does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%.  These loans typically have 10-year terms and may have either floating rates of interest tied to the Bank’s internal prime rate or fixed rates of interest.

Multi-Family Residential Loans.  The Bank also offers multi-family (over four units) residential loans.  The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80%.  At June 30, 2007, the Bank had $4.8 million in multi-family residential mortgage loans which amounted to 5.7% of the total portfolio.

Commercial Real Estate Loans.  The Bank’s commercial real estate loan portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, retail stores and restaurants generally located within the Chicago MSA and Northwest Indiana.  In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the

Midwest and Florida.  Some of the collateral securing such loans is outside the Chicago MSA, but is still in the Midwest.  Commercial real estate loans amounted to $32.9 million or 39.1% of the total loan portfolio at June 30, 2007.  Participation interest in commercial real estate loans purchased amounted to $7.1 million, or 21.7% of the commercial real estate portfolio at June 30, 2007.  Before purchasing such loans, the Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.

Commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have shorter maturities than one- to four-family residential mortgage loans.  The maximum term of the commercial real estate loans is from 5 to 25 years based on up to a 25-year amortization schedule.  Most have fixed rates, but some have floating rates tied to the Bank’s internal prime rate.  Otherwise, the commercial real estate loans have terms that are substantially similar to its one- to four-family residential mortgage loans.

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

Commercial Loans.  At June 30, 2007, commercial loans amounted to $9.2 million, or 11.0% of the loan portfolio.  Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal prime rate or fixed rates of interest.  Commercial loans are made to small to medium-size businesses within the Bank’s market area.  A substantial portion of the Bank’s small business loans are secured by real estate, equipment and other corporate assets.  The Bank also generally obtains personal guarantees from the principals of the borrower with respect to all commercial loans.  In addition, the Bank may extend loans for commercial business purposes, which are secured by a mortgage on the proprietor’s home or the business property.  Commercial loans generally are deemed to involve a greater degree of risk than one- to four-family residential mortgage loans.

Consumer Loans.  The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  At June 30, 2007, $530,000, or 0.6% of the total loan portfolio, consisted of consumer loans.  The consumer loans offered include home equity loans and loans secured by deposit accounts in the Bank, which are sometimes referred to as share loans.  Loans secured by deposit accounts in the Bank amounted to $187,000, or 0.2% of the total loan portfolio at June 30, 2007.  Such deposit account loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on the loan is equal to the interest rate paid on the account plus 2%.  These loans mature on or before the maturity date of the underlying savings account and have five year maximum terms.

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

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  The Company did not have any real estate owned at June 30, 2007.

Delinquent Loans.  At June 30, 2007 there were ten loans totaling $2,354,000 which were 30 days or more past due.

Nonperforming Assets.  The following table presents information with respect to the nonperforming assets at the dates indicated.

	At June 30,
	2007	2006	2005
	(Dollars in thousands)
Nonaccruing Loans:
Real estate loans:
One- to four-family loans	$—	$—	$—
Commercial real estate loans	—	—	—
Multi-family loans	—	—	—
Commercial loans	—	—	—
Consumer loans:
Home Equity loans	—	—	—
Share loans	—	—	—
Total nonaccruing loans	—	—	—
Impaired loans	709	—	—
Real estate owned(1)	—	—	—
Total nonperforming assets(2)	709	—	—
Troubled debt restructurings	—	—	—
Troubled debt restructurings and total nonperforming assets	$709	$—	$—
Loans past due over 90 days still on accrual	$226	$—	$—
Total nonperforming loans and troubled debt restructurings as a percentage of total loans	0.85%	0.00%	0.00%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets	0.53%	0.00%	0.00%
_____________
(1)	Real estate owned typically includes other repossessed assets and the balances are shown net of related loss allowances.
(2)	Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.

As there were no non-accrual loans for the years ended June 30, 2007, 2006 and 2005, respectively, there was no effect on interest income.

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

There were two loans totaling  $709,000 which were considered impaired at June 30, 2007. A specific reserve of $120,000 was assigned to one of the loans, which has a balance of $242,000.  No reserve was required for the other loan.

Allowance for Loan Losses.  At June 30, 2007, the allowance for loan losses was $667,000, or 0.80% of the total loan portfolio.  The loan loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans.  Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis.  This includes reviewing delinquency trends, impaired loans, loan to value ratios and types of collateral.  Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis.  Based on these factors, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at June 30, 2007.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect net income.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$33	43.67%	$46	40.73%	$42	41.65%
Commercial real estate loans	407	39.06	257	38.65	146	46.33
Multi-family loans	24	5.67	12	6.81	3	1.48
Commercial loans	203	10.97	84	13.10	95	10.01
Consumer loans:
Home equity loans	—	0.41	1	0.47	—	0.22
Share loans	—	0.22	—	0.24	—	0.31
Total	$667	100.00%	$400	100.00%	$286	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$400	$286	$236
Charge-offs	—	(13)	—
Provision for loan losses	267	127	50
Balance at end of period	$667	$400	$286
Allowance for loan losses as a percent of total loans outstanding	0.80%	0.52%	0.54%
Allowance for loan losses as a percent of total nonperforming loans	0.94%	n/a	n/a
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Investment Securities

The Bank has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies, government sponsored entities, and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds.  Any material deviations from the investment strategy requires approval by the Investment Committee.  At June 30, 2007, the Company did not hold any investment with an aggregate book value in excess of 10% of stockholders’ equity.

The following table sets forth information relating to the amortized cost and fair value of the securities portfolio, all of which are classified as available-for-sale.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government sponsored entities	$7,000	$6,922	$11,996	$11,717	$16,311	$16,185
Mortgage-backed	932	907	1,148	1,101	2,011	2,038
Collateralized mortgage obligations	7,445	7,330	8,470	8,245	14,591	14,523
Corporate debt	436	436	500	455	500	496
Total	$15,813	$15,595	$22,114	$21,518	$33,413	$33,242

The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2007.  The amounts reflect fair value of the securities at June 30, 2007.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	6-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total
	(Dollars in thousands)
U.S. Government sponsored entities(1)	$1,986	3.69%	$4,936	4.10%	$—	—%	$—	—%	$6,922
Mortgage-backed	—	—	210	5.02	577	5.46	120	6.58	907
Collateralized mortgage obligations	—	—	45	6.14	4,865	4.83	2,420	4.43	7,330
Corporate debt	—	—	—	—	436	5.34	—	—	436
Total	$1,986	3.69%	$5,191	4.15%	$5,878	4.93%	$2,540	4.53%	$15,595
_____________
(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%.

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

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities.  The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, is passed on to the certificate holder.  The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

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

The corporate bond held in the Bank’s securities portfolio is a floating-rate note with a rate of 4.66% at June 30, 2007, is AA-rated by Standard and Poor’s, and matures on April 1, 2016.  The Company evaluated the security and determined the decline in fair value is other than temporary, as it is below market by 13%, has been below market for over two years, and the Company does not intend to hold the security until it recovers.  As a result, a $64,075 impairment charge was recorded in the fourth quarter of the fiscal year ending June 30, 2007.

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

The following table shows the distribution of and certain other information relating to the Bank’s deposits by type as of the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposits
Interest bearing	$9,641	9.77%	$9,496	12.04%	$10,386	13.30%
Non-interest bearing	6,569	6.66	6,337	8.03	4,599	5.89
Savings deposits	27,618	27.99	30,237	38.32	31,915	40.86
Total transaction accounts	43,828	44.42	46,070	58.39	46,900	60.05
Certificate accounts:
1.00%–1.99%	5	—	1,317	1.67	8,794	11.26
2.00%–2.99%	2,699	2.74	8,551	10.84	16,278	20.84
3.00%–3.99%	7,174	7.27	13,264	16.81	5,009	6.41
4.00%–4.99%	18,033	18.27	9,310	11.80	1,126	1.44
5.00%–5.99%	26,937	27.30	386	0.49	—	—
Total certificate accounts	54,848	55.58	32,828	41.61	31,207	39.95
Total deposits	$98,676	100.00%	$78,898	100.00%	$78,107	100.00%

    The following table sets forth the savings activities of the Bank during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Total deposits at beginning of period	$78,898	$78,107	$77,522
Net deposits (withdrawals)	16,956	(561)	(612)
Interest credited	2,822	1,352	1,197
Total deposits at end of period	$98,676	$78,898	$78,107

The following table shows the interest rate and maturity information for the Bank’s certificates of deposit at June 30, 2007.

	Maturity Date
Interest Rate	One Year or Less	1-2 Years	2-3 Years	Over 3 Years	Total
	(In thousands)
1.00%-1.99%	$5	$—	$—	$—	$5
2.00%-2.99%	2,699	—	—	—	2,699
3.00%-3.99%	6,962	212	—	—	7,174
4.00%-4.99%	14,178	1,852	886	1,117	18,033
5.00%-5.99%	26,456	—	—	481	26,937
Total	$50,300	$2,064	$886	$1,598	$54,848

As of June 30, 2007, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $17.8 million.  The following table presents the maturity of these time certificates of deposit at such dates.

June 30, 2007
(In thousands)
3 months or less	$10,925
Over 3 months through 6 months	3,733
Over 6 months through 12 months	2,591
Over 12 months	552
$17,801

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

The following table shows certain information regarding the short-term borrowings of the Bank at or for the dates indicated:

	At or for the Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Federal Home Loan Bank open line of credit:
Average balance outstanding	$—	$—	$1,145
Maximum amount outstanding at any month-end during the period	—	—	2,000
Balance outstanding at end of period	—	—	—
Average interest rate during the period	N/A	N/A	4.89%
Weighted average interest rate at end of period	N/A	N/A	—

At June 30, 2007 and 2006, the Bank had no outstanding advances from the Federal Home Loan Bank.

Subsidiaries

The Company’s only subsidiary is Royal Savings Bank.  The Bank does not currently have any subsidiaries.

Total Employees

The Bank had 47 equivalent full-time employees at June 30, 2007.  None of these employees are represented by a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

The following is a summary of material provisions of the statutes and regulations applicable to the Bank and the Company.  These summaries are not intended to be a complete explanation of such statutes and regulations and their effect on us and are qualified in their entirety by reference to the actual statutes and regulations.  Also, these statutes and regulations are likely to change in the future, and we cannot predict what effect these changes, if made, will have on our operations.  Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

General.  Royal Financial is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, or the BHC Act.  A bank holding company registered in accordance with the BHC Act is regulated by and subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports and such other information as may be required.  The Federal Reserve Board has the authority to conduct examinations of bank holding companies as well.  The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board.

Because the Bank is chartered under Illinois law, the Company is also subject, as a savings bank holding company, to examination and regulation by the Illinois Department of Financial and Professional Regulation, or IDFPR, under the Illinois Savings Bank Act.

The BHC Act - Acquisitions and Permissible Activities.  The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to:

•	engage in certain nonbanking activities;

•	acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association;

•	increase any such nonmajority ownership or control of any bank, bank holding company or savings association; or

•	merge or consolidate with any bank holding company.

Federal law generally authorizes bank holding companies to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate bank holding company and bank mergers and, to a lesser extent, interstate branching.

A bank holding company may only engage in and own shares of companies engaged in certain nonbanking activities the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incidental business.  A bank holding company that elects to become a financial holding company may engage in a broader range of activities than is permissible for a traditional bank holding company.  In order to qualify for this election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under Federal Reserve Board regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to meeting community credit needs.  At this time, the Company has not elected to become a financial holding company and has no immediate plans to do so.

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

Capital Requirements.  The Federal Reserve Board has adopted requirements for assessing the capital adequacy of bank holding companies.  Bank holding companies with consolidated assets of more than $500 million are required to comply with the Federal Reserve Board’s capital guidelines on risk-based capital.  Bank holding companies that are below this threshold and otherwise qualify as “small bank holding companies” under applicable regulations need not comply with the Federal Reserve Board’s risk-based capital guidelines on a consolidated basis.  Because the Company qualifies as a small bank holding company it is not required to comply with the Federal Reserve Board’s risk-based capital requirements.  Instead, the Company must comply with the Federal Reserve Board’s Small Bank Holding Company Policy Statement (“Policy Statement”), which requires the Company to maintain a certain debt to equity ratio.  Insured depository subsidiaries of the Company are also expected to be well capitalized.

Ownership Limitations.  The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a depository institution or a bank holding company unless the appropriate federal banking agency has been given prior notice and public notice has been provided.  “Control” is generally defined under this act as ownership of 25% or more of any class of voting stock.  In addition, the acquisition of 10% or more of a class of voting stock of a depository institution or a bank holding company by a person may require the prior regulatory approval of the Federal Reserve Board.  Furthermore, any company, as that term is broadly defined in the BHC Act, would be required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of a depository institution or a bank holding company, or such lesser percentage as the Federal Reserve Board deems to constitute a “controlling influence.”

In addition, under the Savings Bank Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the IDFPR.

Bank Holding Company Dividends.  Bank holding companies operating under the Federal Reserve Board’s Small Bank Holding Company Policy Statement may not pay dividends unless (i) the bank holding company’s debt to equity ratio is at or below 1.0:1, (ii) the dividends are reasonable in amount, (iii) the dividends do not adversely affect the ability of the bank holding company to service its debt in an orderly manner, (iv) the dividends do not adversely affect the ability of the holding company’s subsidiary banks to be well capitalized, (v) the bank holding company is considered to be “well managed” by the Federal Reserve Board, and (vi) during a specified time period, there have been no supervisory actions taken or pending against the bank holding company or any subsidiary bank.

Bank Holding Company Support of Subsidiary Banks.  Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support.  This support may be required at times when the bank holding company may not have the resources to provide it.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, or FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with:

•	the “default” of a commonly controlled FDIC-insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC–insured deposited institution “in danger of default.”

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, implements a broad range of corporate governance and accounting measures for public companies (including publicly held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions provide for and include, among other things:  (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.

Bank Regulation

General.  The Bank is an Illinois-chartered savings bank.  Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the IDFPR, as well as by the FDIC, as its primary federal regulator and insurer of deposits.  The  Bank is a member of the Federal Home Loan Bank of Chicago, or FHLB.  The Federal Deposit Insurance Act, or FDIA, requires prior FDIC approval for any merger or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office.  The FDIA also gives the FDIC the power to issue cease-and-desist orders.  A cease-and-desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action.  The FDIC also supervises compliance with the federal laws and regulations that, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to an executive officer, director or principal stockholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company.  The FDIC also examines the Bank for its compliance with statutes that restrict and, in some cases, prohibit certain transactions between a bank and its affiliates.

In addition, the Bank is subject to restrictions with respect to:

•	the nature and amount of securities in which it may invest;

•	the amount of investment in the bank’s premises; and

•	the manner in and extent to which it may borrow money.

Furthermore, all banks are affected by the credit policies of the Federal Reserve Board, which regulate the national supply of bank credit.  Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits.  The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past, and we expect this influence to continue in the future.

Capital Requirements.  Under the Illinois Savings Bank Act and the implementing regulations of the IDFPR, an Illinois savings bank must maintain a minimum capital at a level not less than that required to maintain insurance of deposits by the FDIC.  The IDFPR has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank’s financial condition, history, management or earnings prospects.

Bank regulatory agencies have adopted risk-based capital guidelines applicable to financial institutions.  These guidelines establish required levels of capital that are monitored by certain ratios.  Capital is divided into two components:  Tier 1 capital, which includes common stock, non-withdrawable accounts and pledged deposits meeting certain criteria, additional paid-in capital, retained earnings and certain types of perpetual preferred stock, less certain items including, certain intangible assets, serving rights and certain credit-enhancing interest-only strips; and Tier 2 capital, which includes, among other things, perpetual preferred stock, subordinated debt, limited amounts of unrealized gains on marketable equity securities, and the allowance for loan losses.  These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization.

Under the FDIC’s capital requirements for insured banks, a bank is considered well capitalized for regulatory purposes if it has a total risk-based capital of 10% or greater; has Tier 1 risk-based capital of 6% or greater; has a leverage ratio of 5% or greater; and is not subject to any written agreement, order, capital directive or prompt corrective action directive.

Lending Restriction.  The Bank is prohibited by the Illinois Savings Bank Act from making secured or unsecured loans for business, commercial or agricultural purposes representing, in the aggregate, an amount in excess of 15% of its total assets, unless the IDFPR authorizes a higher percentage limit for those loans upon the request of an institution.

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

Transactions with Affiliates.  The Bank is subject to laws and regulations restricting or limiting transactions between a bank and an affiliated company, including a parent bank holding company.  Specifically, the Bank is subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities of affiliated companies, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf.  Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with nonaffiliates.  Generally, the Bank is limited in its extensions of credit to any affiliate to 10% of its capital and in its extensions of credit to all affiliates to 20% of its capital.

Dividends.  Under the Illinois Savings Bank Act, the Bank may declare dividends only when its total capital is greater than that required by the Illinois Savings Bank Act.  In general, dividends may be paid by the Bank out of its net profits.  The written approval of the IDFPR must be obtained, however, before a savings bank may declare dividends in excess of its net profits in any year.  Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the IDFPR or (iii) the amount required for the liquidation account established by the Bank in connection with the Bank’s conversion to stock form.  The IDFPR and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the IDFPR or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

Federal Reserve Board.  The Bank is subject to Federal Reserve Board regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve Board regulations generally require 3% reserves on the first $45.8 million of transaction accounts plus 10% on the remainder.  The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank is in compliance with this requirement.

Federal Home Loan Bank System.  The Bank is a member of the FHLB.  Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  Each FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At June 30, 2007, the Bank had $341,000 in FHLB stock, which was in compliance with this requirement.  At June 30, 2007, the Bank had no FHLB advances outstanding.

Illinois Banking System.  The IDFPR and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as the Bank.  This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.  The IDFPR has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operation of the IDFPR.  These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter.  A schedule of fees has also been established for certain filings made by Illinois savings banks with the IDFPR.  The IDFPR also assesses fees for examinations conducted by the IDFPR’s staff, based upon the number of hours spent by the staff performing the examination.

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

As of June 30, 2007, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

FDIC Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund.  The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required revenue ratios in the insurance fund and to impose special additional assessments.  To determine an institution’s assessment rate, each insured bank is placed in one of four risk categories using a two-step process based on capital and supervisory information.  First, each insured bank is assigned to one of the following three capital groups:  “well capitalized,” “adequately capitalized,” or “undercapitalized.”  Each institution is then assigned one of three supervisory ratings:  “A” (institutions with minor weaknesses), “B” (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution) and “C” (institutions that pose a substantial probability of loss to the Deposit Insurance Fund unless effective corrective action is taken).  Banks classified as strongest by the FDIC are subject to the lowest insurance assessment rate; banks classified as weakest by the FDIC are subject to the highest insurance assessment rate.  Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in an unsafe or unsound practice, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The management of the Company does not know of any practice, condition or violation that might lead to termination of the deposit insurance of the Bank.

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

Bank Secrecy Act and PATRIOT Act.  Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the Bank Secrecy Act or has no lawful purpose.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the PATRIOT Act, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government.  PATRIOT Act provisions include the following:  standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators, and law enforcement; and due diligence requirements for financial institutions that administer, maintain, or manage certain bank accounts.

The Bank is subject to Bank Secrecy Act and PATRIOT Act requirements.  Bank regulators carefully review an institution’s compliance with these requirements when examining an institution and consider the institution’s compliance when evaluating an application submitted by an institution.  Bank regulators may require an institution to take various actions to ensure that it is meeting the requirements of these acts.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2007.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
        OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “RYFL”.  At June 30, 2007, the Company had 157 record holders of its common stock.  The table below shows the reported high and low bid price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in fiscal 2007.

2007
	High	Low	Dividends Declared
First quarter	15.20	14.50	N/A
Second quarter	16.50	15.00	N/A
Third quarter	17.75	16.00	N/A
Fourth quarter	16.35	15.25	N/A

2006
	High	Low	Dividends Declared
First quarter	14.00	12.80	N/A
Second quarter	14.50	13.60	N/A
Third quarter	14.85	14.15	N/A
Fourth quarter	14.85	14.55	N/A

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

Small Business Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended June 30, 2007 of equity securities that are registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans/Program(1)
04/01/07-04/30/07	—	$—	—	103,395
05/01/07-05/31/07	—	—	—	—
06/01/07-06/30/07	2,000	15.25	2,000	101,395
Total	2,000	$15.25	2,000	101,395
_____________
(1)
On September 20, 2006, the Company received regulatory approval to repurchase up to 5% of its outstanding shares of common stock, or 125,638 shares (the “Program”).  As of June 30, 2007, 24,243 shares of the common stock approved for repurchase under the Program had been purchased.

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

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, Federal Home Loan Bank stock and other interest-earning assets (primarily cash and cash equivalents and bank owned life insurance), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, money market deposit accounts and Federal Home Loan Bank borrowings.  Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense.  Noninterest income currently consists primarily of service charges on deposit accounts, increases in the cash surrender value of bank owned life insurance, gains and losses on the sale of securities and loans and miscellaneous other income, including income on rental properties.  Noninterest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional services, directors’ fees, charitable contributions, an impairment charge on a security available for sale, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Fiscal year 2007 was a year of growth and expansion for the Company. The year witnessed the expansion of the Bank into Will County, Illinois and Lake County, Indiana, with the opening of two new full-service branches.  As a result of these expansion efforts, deposits increased $19.8 million, or 25%, to $98.7 million from June 30, 2006, and loans grew by $6.2 million, or 8%, to $83.5 million at fiscal year end.  Interest income increased by $1.5 million, or 26%, due to an increase in the average yield on interest earning assets and an increase in total interest earning assets, including an increase in Federal funds sold.

However, due to the interest rate environment for much of fiscal 2007 as well as our focus on generating additional deposits at our new branch locations by paying above-market rates of interest, interest expense on deposits increased by 109%, and our net interest margin decreased from 4.51% at fiscal year end 2006 to 4.05% at the end of 2007.  Additionally, our efficiency ratio decreased from 96% at June 30, 2006 to 127.5% at June 30, 2007.

Non-interest expense also increased approximately 28% as a result of the expansion, including an increase in salary and employee benefit expense, branch start up costs and increased occupancy and marketing expenses. Also, as a result of the Company’s adoption of SFAS 123R as of July 1, 2006, salaries and compensation benefit expense was impacted by $155,000 in fiscal 2007.  As a result, the Company incurred a net loss of $1.2 million, or $0.51 per diluted share, for fiscal 2007.

As a result of the expenses incurred in connection with the investigation undertaken by the Company’s Audit Committee discussed above in “Description of Business — Recent Developments,” the Company anticipates that its non-interest expense will be negatively impacted by approximately $325,000 in the first quarter of fiscal 2008.

Forward-Looking Statements

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management.  These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements.  Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas, deterioration in asset quality due to an economic downturn in the greater Chicago metropolitan area, legislative or regulatory changes, changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, adverse developments in the Company’s loan or investment portfolios, slower than anticipated growth of the Company’s business or unanticipated business declines, the Company’s ability to implement its growth strategy, higher than expected operational costs including professional fees and expenses incurred in connection with the Audit Committee’s investigation, the effect of the investigation or the costs incurred in connection therewith on the Company’s financial condition or results of operations, demand for loan products; deposit flows; competition and changes in accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

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

	At June 30,
	2007	2006	2005
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$132,632	$114,279	$113,221
Cash and cash equivalents	21,396	4,348	17,022
Securities available for sale	15,595	21,518	33,242
Loans receivable, net	83,499	77,326	52,326
Deposits	98,676	78,898	78,107
Total equity	31,662	32,755	34,266
Book value per common share	$12.38	$13.95	$12.96

	Year Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)
Selected Operating Data:
Total interest income	$7,377	$5,834	$4,291
Total interest expense	2,824	1,354	1,253
Net interest income	4,553	4,480	3,038
Provision for loan losses	267	127	50
Net interest income after provision for loan losses	4,286	4,353	2,988
Total noninterest income	560	1,130	525
Total noninterest expense	6,268	4,885	4,569
Income (loss) before provision for income taxes	(1,422)	598	(1,056)
Provision (benefit) for income taxes	(213)	44	(412)
Net income (loss)	(1,209)	554	(644)
Basic and diluted earnings per share	(0.51)	0.23	(0.22	)(4)

	Year Ended June 30,
	2007	2006	2005
Key Financial Ratios:
Performance Ratios:
Return on average assets	(0.94)%	0.49%	(0.58)%
Return on average equity	(3.70)	1.67	(2.90)
Interest rate spread(1)	3.57	4.16	2.71
Net interest margin(2)	4.05	4.51	2.93
Total noninterest expenses to average total assets	4.88	4.35	4.13
Efficiency ratio(3)	127.52	96.01	117.15
Asset Quality Ratios:
Nonperforming loans to total loans at end of period	0.85%	0.00%	0.00%
Nonperforming assets to total assets at end of period	0.53	0.00	0.00
Allowance for loan losses to total loans at end of period	0.80	0.52	0.54
Allowance for loan losses to total nonperforming loans at end of period	0.94	0.00	0.00
Capital Ratios:
Total capital (to risk-weighted assets)	26.88%	30.04%	35.79%
Tier 1 capital (to risk-weighted assets)	26.26	29.54	35.34
Tier 1 capital (to average assets)	17.81	21.22	19.54
Equity to assets at end of period	23.87	28.66	30.26
_____________
(1)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)
Noninterest expense, excluding the expenses related to the formation of the Royal Charitable Foundation and impairment charges, divided by the sum of net interest income, plus noninterest income, excluding net gain on sales of securities.

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

	Year Ended June 30,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-Earning Assets:
Loans receivable, net(2)	$77,233	$5,625	7.28%	$74,791	$4,610	6.16%	$42,080	$2,646	6.29%
Securities available for sale(3)	17,868	718	4.02	21,794	1,009	4.63	36,686	1,175	3.20
Deposits with financial institutions(4)	17,052	1,024	6.01	2,353	207	8.80	24,686	454	1.84
Federal Home Loan Bank stock	337	10	3.11	365	8	2.19	359	20	5.57
Total interest- earning assets	112,490	7,377	6.56	99,303	5,834	5.88	103,811	4,295	4.14
Noninterest- earning assets:	16,077			13,094			6,715
Total assets	$128,567			$112,397			$110,526
Interest-Bearing Liabilities:
Deposits:
Demand	$14,828	$133	0.89%	$15,765	109	0.69	$21,245	130	0.61
Savings	28,363	280	0.99	30,156	306	1.02	40,756	589	1.45
Certificates of Deposit	51,211	2,409	4.70	32,795	937	2.86	24,772	478	1.93
Total deposits	94,402	2,822	2.99	78,716	1,352	1.72	86,773	1,197	1.38
Borrowings:
Federal Home Loan Bank advances	—	—	—	—	—	—	1,145	56	4.89
Federal funds purchased	36	2	6.00	41	1	2.44	—	—	—
Total interest- bearing liabilities	94,438	2,824	2.99	78,757	1,353	1.72	87,918	1,253	1.43
Noninterest-bearing liabilities:	1,443			529			384
Total liabilities	95,881			79,286			88,302
Total equity capital(5)	32,686			33,111			22,224
Total liabilities and equity capital	$128,567			$112,397			$110,526
Net average interest-earning assets	$18,051			$20,546			$15,893
Net interest income; interest rate spread(6)		$4,553	3.57%		$4,481	4.16%		$3,042	2.71%
Net interest margin(7)			4.05%			4.51%			2.93%
Average interest-earning assets to average interest-bearing liabilities	119.11%			126.09%			118.08%
_____________
(1)	Yields and rates have been annualized where appropriate.
(2)	Includes nonaccruing loans.
(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits, repurchase agreements and federal funds sold.
(5)	Includes retained earnings and accumulated other comprehensive income/(loss).
(6)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended June 30,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Yield/Rate	Volume	Total Increase (Decrease)	Total Yield/Rate	Volume	Total Increase (Decrease)
	(In thousands)
Interest-Earning Assets:
Loans receivable, net	$865	$150	$1,015	$(97)	$2,061	$1,964
Securities available for sale	(109)	(182)	(291)	312	(478)	(166)
Deposits with financial institutions	(475)	1,292	817	164	(411)	(247)
Federal Home Loan Bank stock	2	—	2	(12)	—	(12)
Total	283	1,260	1,543	367	1,172	1,539
Interest-Bearing Liabilities:
Deposits:
Demand	30	(6)	24	13	(34)	(21)
Savings	(8)	(18)	(26)	(130)	(153)	(283)
Certificates of deposit	944	528	1,472	305	154	459
Total deposits	966	504	1,470	188	(33)	155
Borrowings:
Federal Home Loan Bank advances	—	—	—	—	(56)	(56)
Federal funds purchased	1	—	1	1	—	1
Total	967	504	1,471	189	(89)	100
Increase (decrease) in net interest income	$(684)	$756	$72	$178	$1,261	$1,439

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total assets increased $18.4 million, or 16.06%, to $132.6 million at June 30, 2007 compared to $114.3 million at June 30, 2006. The increase in total assets resulted primarily from increases in cash and cash equivalents and loans receivable, partially offset by a decrease in securities available for sale. Total deposits increased $19.8 million to $98.7 million, or 25.07%, for the year ended June 30, 2007 compared to $78.9 million for the same period in 2006. The increase in cash and cash equivalents of $17.0 million was due to the Company accumulating liquidity to manage its interest rate risk in the current economic environment. The increase in loans receivable of $6.2 million, or 7.98%, to $83.5 million at June 30, 2007 compared to $77.3 million at June 30, 2006, resulted from an increase in one-to-four family loans and commercial real estate loans. The decrease in securities available for sale of $5.9 million resulted from paydowns, calls and maturities. Total stockholders’ equity decreased $1 million, or 3.34%, to $31.7 million for the year ended June 30, 2007 compared to $32.8 million for 2006.

Comparison of Results of Operations for the Years Ended June 30, 2007 and June 30, 2006

General.  The Company’s net loss amounted to $1.2 million for the year ended June 30, 2007, compared to net income of $554,000 for the year ended June 30, 2006.  The decrease in net income reflected decreases in net interest income and noninterest income and an increase in the provision for loan losses.  Return on average assets was (0.94)% for the year ended June 30, 2007 as compared to 0.49% for the year ended June 30, 2006.  Return on average equity was (3.70)% and 1.67% for the years ended June 30, 2007 and 2006, respectively. Equity to assets at June 30, 2007 and 2006 was 23.93% and 28.66%, respectively.

Interest Income.  Interest income increased by $1.5 million, or 26.44%, to $7.4 million for the year ended June 30, 2007 from $5.8 million for the same period in 2006.  The increase in interest income resulted primarily from an increase in average yield on interest earning assets to 6.56% per annum from 5.88% per annum in 2006 and an increase in total interest earning assets of $13.2 million, or 13.28% to $112.5 million for the year ended June 30, 2007 from $99.3 million for 2006.

Interest income on loans increased $1,015,000, or 22.0%, for the year ended June 30, 2007 compared to 2006.  The increase was due to a $2.4 million, or 3.27%, increase in the average balance of loans for the year ended June 30, 2007 compared to 2006, and a 112 basis point increase in the yield on loans, reflecting a change in the mix of loan products during 2007.

Interest income on securities available for sale decreased by $291,000, or 28.89%, due primarily to a $3.9 million decrease in the average balance of such securities for the year ended June 30, 2007 compared to 2006, along with a decrease in the yield on such assets to 4.02% per annum in 2007 from 4.63% per annum in 2006.

Interest income on Federal funds sold and dividend and interest income on a deposit account at the FHLB increased $820,000, or 380.84%, due to an increase of $14.7 million in the average balance of these securities for the year ended June 30, 2007 compared to 2006.  This increase was offset by a decrease in the average yield to 6.01% for the year ended June 30, 2007 from 8.80% in 2006.

Interest Expense.  Interest expense on deposits increased $1.5 million, or 109.0%, to $2.8 million for the year ended June 30, 2007 from $1.4 million for the same period in 2006.  The increase was due to a 127 basis point increase in the rates paid on such deposits, to 2.99% per annum for the year ended June 30, 2007 from 1.72% in 2006, in addition to an increase of $15.7 million, or 19.93%, in the average balance of such deposits for the year ended June 30, 2007 from 2006.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets tax affected and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $72,000 for the year ended June 30, 2007 compared to the year ended June 30, 2006.  The increase was primarily due to an increase in volume partially offset by a decrease in the net interest rate spread to 3.57% per annum in 2007 from 4.16% per annum in 2006.

Provision for Losses on Loans.  Provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred losses based on a methodology implemented by the Bank that is designed to assess, among other things, loss experience, the volume and type of lending conducted by the Bank, overall portfolio mix, the amount of the Bank’s classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the Bank’s loan portfolio, general economic conditions, particularly as they relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio.

Management assesses the allowance for loan losses on a quarterly basis and makes a provision for loan losses as deemed appropriate by management in order to maintain the adequacy of the allowance for loan losses.  When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan charge-off equal to the difference between the fair value of the property securing the loan and the loan’s carrying value.  The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

For the years ended June 30, 2007 and June 30, 2006, the provision for losses on loans totaled $267,000 and $127,000, respectively.  The additional provision in 2007 was the result of the changing composition of and increase in the size of the loan portfolio, as well as a specific allocation made as a result of a loan identified as impaired subsequent to fiscal 2007 year end but prior to the filing of this report.  During September 2007, the Bank was made aware of a situation related to one of its commercial leases totaling $242,000.  During its review of the credit, the Bank determined a specific reserve of $120,000 was required due to the uncertainty related to the expected future cash flows and collateral liquidation values, and an additional provision was made and the loan classified as impaired as of June 30, 2007.  The Bank had only one other impaired loan in the amount of $467,000 at June 30, 2007.  No reserve was allocated to this loan as the Company expects to collect full principal and interest.  The allowance for loan losses was $667,000, or 0.80% of total loans, at June 30, 2007, as compared to $400,000, or 0.52% of total loans, at June 30, 2006.  While the Bank cannot assure that future charge-offs and/or additional provisions will not be necessary, the Bank believes that, as of June 30, 2007, its allowance for loan losses was adequate to cover probable incurred losses.

Noninterest Income.  Noninterest income decreased $570,000, or 50.45%, to $560,000 for the year ended June 30, 2007 compared to $1.1 million for the same period in 2006.  This decrease was primarily due to income recognized in 2006 as a result of the receipt of $568,000 in death benefits from a bank-owned life insurance policy as a result of the untimely and unfortunate death of the Company’s former Chief Financial Officer, Neil Brodzinski, in March 2006.  Noninterest income also reflected increases in service charges on deposit accounts of $35,000, offset by a $30,000 decrease in fee income from mortgage-banking activity.

Noninterest Expense.  Noninterest expense increased $1.4 million, or 28.31%, to $6.3 million for the year ended June 30, 2007 compared to $4.9 million for the same period in 2006.  Compensation and employee benefits expense increased $683,000, or 29.06%.  The adoption of Statement of Financial Accounting Standards (“SFAS”) 123R effective as of July 1, 2006, resulted in increased compensation and benefit expense of $155,000 during fiscal 2007.  In addition, the Bank hired additional personnel to staff its new branch locations in Frankfort, Illinois and Schererville, Indiana.  Operating the two new branch facilities caused increases in various other expense categories during 2007 including occupancy and equipment expenses.  Also impacting noninterest expense was a loss on impairment of securities available for sale.  The Bank holds a floating rate corporate bond in its securities portfolio which had a rate of 4.66% at June 30, 2007.  The bond is AA-rated by Standard & Poor’s and matures on April 1, 2016.  As a result of its evaluation of the security for impairment, the Company determined that the decline in the fair value of the bond is other than temporary, as it is below market by 13%, has been below market for over two years, and the Company does not intend to hold the security until it recovers.  As a result, a $64,075 impairment charge was recorded in the fourth quarter of fiscal 2007.

The Company estimates that it will incur $139,000, pretax, of compensation expense annually over the next three years and $58,000, pretax, in the fourth year in adopting the provisions of SFAS 123R effective July 1, 2006. The amount is related to compensation expense attributable to unvested stock options.

Income Taxes Expense (Benefits).  The benefit from income taxes was $(213,000) in 2007 compared to a tax provision of $44,000 recorded for the year ended June 30, 2006.  The resulting effective tax rates for 2007 and 2006 were (15.00)% and 7.36%, respectively.  The effective rate in 2006 reflects the non-taxable income from the death benefit on the bank-owned life insurance policy, the increase in the cash surrender value on remaining policies in force, and the valuation allowance established for a portion of the charitable contribution carryforward.  2007 was impacted by a valuation allowance established for deferred tax assets, charitable contribution carryforwards, and state net operating losses, as the Company currently believes it is more likely than not that these will not be used.  In addition, on a prospective basis, if the Company remains in a loss position, it will not be recording the benefit of the net operating losses generated.

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

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets tax affected and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $1.4 million, or 47.30%, to $4.5 million for the year ended June 30, 2006 compared to $3.0 million for the year ended June 30, 2005.  The increase was primarily due to an increase in the ratio of interest-earning assets to interest-bearing liabilities (126.09% from 118.08%) and an increase in our net interest rate spread to 4.16% per annum from 2.71% per annum.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash from operating activities were ($4,000) and $834,000 in 2007 and 2006, respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities.  Net cash used in investing activities were $1.2 million and $13.7 million in 2007, and 2006, respectively.  Net cash from financing activities consisted primarily of the activity in deposit accounts, federal funds purchased, and treasury stock purchases.  The net cash from financing activities was $18.3 million in 2007 and $171,000 in 2006.

The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2007, the Bank exceeded each of its capital requirements with ratios of 17.81%, 26.26% and 26.88%, respectively.

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

At June 30, 2007, the Bank had outstanding commitments to originate $14.9 million in loans, customer unused lines of credit of $10.4 million, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $50.3 million.  Standby letters of credit amounted to $136,000 at June 30, 2007.

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

ITEM 7.    FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)           Directors.  The information required in response to this item regarding the Company’s directors will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on October 31, 2007, under the captions “Beneficial Ownership”; “Election of Directors—Information with Respect to Nominees for Director,” “—Members of the Board of Directors Continuing in Office,” “Board Meetings,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

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

ITEM 10.    EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
           STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Proxy Statement under the caption “Beneficial Ownership” and the information included therein is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2007 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans(excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	205,730	$13.97	56,125
Equity compensation plans not approved by security holders	—	—	—
Total	205,730	$13.97	56,125

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the captions “Transactions with Related Persons” and “Election of Directors—Director Independence” and the information included therein is incorporated herein by reference.

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

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF JUNE 30, 2007 AND 2006	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006	F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2007 AND 2006	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006	F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Royal Financial, Inc. and Subsidiary
Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Royal Financial, Inc. and Subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Financial, Inc. and Subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements and accordingly adjusted assets and liabilities at July 1, 2006 with an offsetting adjustment to the opening balance of retained earnings.

/s/ Crowe Chizck and Company LLC

Oak Brook, Illinois
September 28, 2007

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 and 2006

Assets	2007	2006
Cash and noninterest bearing balances in financial institutions	$3,629,356	$3,434,914
Interest bearing balances in financial institutions	5,140,346	19,914
Federal funds sold	12,626,252	893,392
Total cash and cash equivalents	21,395,954	4,348,220
Securities available for sale	15,595,283	21,517,841
Loans receivable, net of allowance for loan losses of $667,105 in 2007 and $400,000 in 2006	83,498,883	77,325,934
Federal Home Loan Bank stock, at cost	340,500	345,913
Cash surrender value of life insurance	4,741,698	4,553,721
Premises and equipment, net	5,933,862	5,402,419
Accrued interest receivable	508,835	446,591
Other assets	616,696	337,975
Total assets	$132,631,711	$114,278,614

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$98,675,891	$78,897,747
Federal funds purchased	—	1,225,404
Advances from borrowers for taxes and insurance	571,730	479,706
Accrued interest payable and other liabilities	753,988	302,502
Common stock in ESOP subject to contingent repurchase obligation	968,070	617,872

Commitments and contingencies
Stockholders’ equity
Preferred stock $0.01 par value per share, authorized 1,000,000 shares, no issues are outstanding	—	—
Common stock, $0.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at June 30, 2007 and 2006	26,450	26,450
Additional paid-in capital	24,169,282	24,739,005
Retained earnings	11,510,299	12,822,013
Treasury stock, 69,498 shares and 52,900 shares, at cost	(1,057,698)	(783,611)
Accumulated other comprehensive loss, net of tax	(143,372)	(393,231)
Unearned RRP shares	—	(897,072)
Unearned ESOP shares	(1,874,859)	(2,140,299)
Reclassification of ESOP shares	(968,070)	(617,872)
Total stockholders’ equity	31,662,032	32,755,383
Total liabilities and stockholders’ equity	$132,631,711	$114,278,614

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2007 and 2006

	2007	2006
Interest income
Loans	$5,624,628	$4,610,024
Securities, taxable	717,516	1,008,990
Federal funds sold and other	1,034,770	215,201
Total interest income	7,376,914	5,834,215
Interest expense
Deposits	2,821,984	1,352,255
Federal funds purchased	2,151	1,380
Total interest expense	2,824,135	1,353,635
Net interest income	4,552,779	4,480,580
Provision for loan losses	267,105	127,470
Net interest income after provision for loan losses	4,285,674	4,353,110

Noninterest income
Service charges on deposit accounts	258,555	223,709
(Loss) on sales of securities, net	—	(45,457)
Mortgage-banking fees	55,567	85,666
Earnings on bank-owned life insurance	187,977	217,263
Income from death benefit of bank-owned life insurance	—	567,754
Other	57,563	80,639
Total noninterest income	559,662	1,129,574

Noninterest expense
Salaries and employee benefits	3,034,293	2,351,023
Occupancy and equipment	1,247,280	935,511
Data processing	404,682	463,681
Professional services	577,546	481,519
Director fees	136,800	134,400
Supplies	108,849	73,841
Advertising	263,959	48,637
Insurance premiums	80,115	81,473
Loss on impairment of securities available for sale	64,075	—
Other	350,230	314,936
Total noninterest expense	6,267,829	4,885,021

Income (loss) before income taxes	(1,422,493)	597,663
Provision (benefit) for income taxes	(213,485)	43,986
Net income (loss)	$(1,209,008)	$553,677
Basic earnings (loss) per share	$(0.51)	$0.23
Fully diluted earnings (loss) per share	$(0.51)	$0.23

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended June 30, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Retained Earning	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned RRP Shares	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2005	$26,450	$24,764,553	$12,268,336	$—	$(113,322)	$—	$(2,406,726)	$(272,964)	$34,266,327
Comprehensive income (loss)
Net income	—	—	553,677	—	—	—	—	—	553,677
Net decrease in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	—	(279,909)	—	—	—	(279,909)
Total comprehensive income									273,768
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—		—	—	—	(344,908)	(344,908)
Purchase of 132,250 Treasury shares at cost	—	—	—	(1,947,609)	—	—	—	—	(1,947,609)
Allocation of 79,350 shares to the RRP Plan	—	(57,912)	—	1,163,998	—	(1,106,086)	—	—	—
RRP shares earned	—	—	—	—	—	209,014	—	—	209,014
Release of 21,160 of unearned ESOP shares	—	32,364	—	—	—	—	266,427	—	298,791
Balance at June 30, 2006	$26,450	$24,739,005	$12,822,013	$(783,611)	$(393,231)	$(897,072)	$(2,140,299)	$(617,872)	$32,755,383

	Common Stock	Additional Paid-In Capital	Retained Earning	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned RRP Shares	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at June 30, 2006	$26,450	$24,739,005	$12,822,013	$(783,611)	$(393,231)	$(897,072)	$(2,140,299)	$(617,872)	$32,755,383
Adjustment to apply SAB No. 108, net of tax	—	—	(102,706)	—	—	—	—	—	(102,706)
Balance at July 1, 2006	26,450	24,739,005	12,719,307	(783,611)	(393,231)	(897,072)	(2,140,299)	(617,872)	32,652,677
Comprehensive income (loss)
Net loss	—	—	(1,209,008)	—	—	—	—	—	(1,209,008)
Net increase in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	—	249,859	—	—	—	249,859
Total comprehensive loss									(959,149)
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—		—	—	—	—	(350,198)	(350,198)
Reclassification of RRPS in conjunction with adoption of SFAS 123 (R)	—	(897,072)		—	—	897,072	—	—	—
Release of 21,160 of unearned ESOP shares	—	57,250	—	—	—	—	265,440	—	322,690
Issuance of 5,000 shares to RRP plan	—	(74,250)		74,250	—	—	—	—	—
Tax benefit on RRP shares vested	—	8,529		—	—	—	—	—	8,529
Exercise of 2,645 stock options, including the realization of tax benefits of $1,844	—	(668)		39,278	—	—	—	—	38,610
Purchase of 24,243 Treasury shares at cost	—	—		(387,615)	—	—	—	—	(387,615)
Stock-based compensation	—	336,488	—	—	—	—	—	—	336,488

Balance at June 30, 2007	$26,450	$24,169,282	$11,510,299	$(1,057,698)	$(143,372)	$—	$(1,874,859)	$(968,070)	$31,662,032

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,209,008)	$553,677
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	440,536	280,320
Net amortization of securities	(29,172)	77,233
Amortization of net deferred loan costs	44,930	(37,164)
Provision for loan losses	267,105	127,470
Bank-owned life insurance income	(187,977)	(217,263)
Redemption of Bank-owned life insurance	—	(567,754)
ESOP expense	322,690	298,791
(Gain)/Loss on sale of securities, net	—	45,457
Loss on impairment of securities available for sale	64,075	—
Federal Home Loan Bank stock dividend	—	(8,014)
Stock-based compensation	336,488	209,014
Change in accrued interest receivable and other assets	(364,199)	(32,368)
Change in other accrued interest payable and liabilities	310,170	105,083
Net cash from operating activities	(4,362)	834,482

Cash flows from investing activities
Proceeds from maturities, calls, and paydowns of securities available for sale	8,211,016	7,013,723
Proceeds from sales of securities available for sale	—	7,163,189
Purchase of securities available for sale	(2,003,129)	(3,000,000)
Purchase of Federal Home Loan Bank stock	(17,508)	—
Redemption of Federal Home Loan Bank stock	22,921	31,601
Change in loans receivable	(4,638,421)	(6,175,669)
Purchase of loan participations	(1,846,563)	(18,915,000)
Proceeds from death benefit of bank-owned life insurance	—	1,269,323
Purchase of premises and equipment	(971,979)	(1,066,322)
Net cash from investing activities	(1,243,663)	(13,679,155)

Cash flows from financing activities
Net increase in deposits	19,778,144	790,733
Net increase (decrease) in federal funds purchased	(1,225,404)	1,225,404
Purchase of treasury stock	(387,615)	(1,947,609)
Proceeds from the exercise of stock options, including tax benefits	38,610	—
Net increase in advances from borrowers for taxes and insurance	92,024	102,669
Net cash from financing activities	18,295,759	171,197
Net change in cash and cash equivalents	17,047,734	(12,673,476)
Cash and cash equivalents:
Beginning of the year	4,348,220	17,021,696
End of the year	$21,395,954	$4,348,220
Supplemental cash flow information:
Interest paid	$2,825,016	$1,313,343
Income taxes paid (refunded)	—	(143,630)
Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$968,070	$617,872

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

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

Nature of Business:  The primary business of the Company is the ownership of the Bank.  Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and three branches, which are located in Chicago, Frankfort and Lansing, Illinois, and its fourth branch in Schererville, Indiana.  The Bank’s primary services include accepting deposits, making loans, and investing in securities.

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

Cash Flows:  Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold.  Net cash flows are reported for loan and deposit transactions and federal funds purchased.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Participations purchased consist primarily of commercial and commercial real estate loans in Chicago, Northwest Indiana, and Florida.  The Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.  These loans are generally made at a 75% loan-to-value ratio or less.

Transfer of financial assets, including loan participations, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives.  Building and improvements are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Federal Home Loan Bank (FHLB) Stock and Advances:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  At June 30, 2007 and 2006, the Bank had no outstanding advances from the FHLB.  The Bank could borrow up to $6,800,000 at June 30, 2007 from the FHLB under collateral pledge agreement guidelines.

Stock Compensation:  Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method.  Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2007.  For 2007, adopting this standard resulted in an increase in the net loss before income taxes of $154,594, an increase in net loss of $102,032 and a decrease in basic and diluted earnings per share of $.04.

Prior to July 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost for stock options is reflected in net income for the year ending June 30, 2006, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ending June 30, 2006.

2006
Net income as reported	$553,677
Deduct: Stock-based compensation expense determined under fair value based method	117,695
Pro forma net income	$435,982
Basic and diluted earnings per share as reported	$0.23
Pro forma basic and diluted earnings per share	0.18

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

Employee Stock Ownership Plan:  The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.  Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the market value of all earned and allocated ESOP shares is reclassified from stockholders’ equity to liabilities.  Unearned ESOP shares are reported as a reduction of stockholders’ equity.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Adoption of New Accounting Standards:  Effective January 1, 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The amount recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of July 1, 2006.  The company adopted SAB 108 and recorded a real estate liability in the amount of $70,800, a liability of $67,386 for the liability associated with vacation and sick time payouts and a liability of $17,420 for the difference between rent paid and the straight-line expense as required by SFAS No. 13.  This resulted in an increase in liabilities, net of tax and a decrease in retained earnings of $102,706.  These differences were not considered to be material to the June 30, 2007 income statement using the rollover approach, however, would have been material to the June 30, 2007 income statement using the iron-curtain approach. These misstatements have arisen over a number of years.  The financial statement impact in any single year was considered immaterial by management of the Company.

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140.  This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items.  The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  The adoption of this statement is not expected to have a material impact on the consolidated financial position or results of operations.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. This statement provides the following (1) revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  The adoption of this statement is not expected to have a material impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements.  The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities.  The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets.  A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted.  This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company will adopt the statement on July 1, 2008.  The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted.  The Company is currently evaluating the impact of the statement on its consolidated statement of financial position, results of operations, and liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  “The objective of this new standard is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.”  This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS No. 159 is effective for the Company on July 1, 2008. The Company is currently evaluating the impact of the statement on its consolidated statement of financial position and results of operations.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosures.  FIN 48, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The cumulative-effective adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.  The adoption of this statement is not expected to have a material impact on the consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company has evaluated the impact of the pronouncement and believes there would be no impact to the Company’s consolidated financial position and results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of life Insurance).  This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement is not expected to have a material impact on the consolidated financial position or results of operations.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at June 30, 2007 and 2006 included balances of approximately $7,560,000 and $1,460,000 with LaSalle Bank, $7,346,420 and $1,839,000 with Zion’s Bank, and $5,140,000 and $20,000 with the Federal Home Loan Bank of Chicago.

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at June 30, 2007 and 2006:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007
U.S. government-sponsored entity	$6,922,120	$—	$(77,743)
Mortgage-backed	907,072	323	(24,954)
Collateralized mortgage obligations	7,330,166	120	(114,976)
Corporate	435,925	—	—
Total	$15,595,283	$443	$(217,673)

2006
U.S. government-sponsored entity	$8,813,600	$—	$(184,568)
Federal Home Loan Mortgage Corporation bonds	2,903,000	—	(94,903)
Mortgage-backed	1,101,037	362	(47,278)
Collateralized mortgage obligations	8,245,004	477	(225,095)
Corporate	455,200	—	(44,800)
Total	$21,517,841	$839	$(596,644)

The fair value of securities available for sale at year-end 2007 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Fair Value
Due in one year or less	$1,985,750
Due from one to five years	4,936,370
Due from five to ten years	435,925
Mortgage-backed	907,072
Collateralized mortgage obligations	7,330,166
Total	$15,595,283

Sales of securities available for sale were as follows:

	2007	2006
Proceeds	$—	$7,163,189
Gross gains	—	17,538
Gross losses	—	(62,995)

NOTE 3 – SECURITIES (continued)

Securities with unrealized losses at June 30, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2007
U.S. government and federal agency	$—	$—	$6,922,120	$(77,743)	$6,922,120	$(77,743)
Mortgage-backed	—	—	827,868	(24,954)	827,868	(24,954)
Collateralized mortgage obligations	1,670,503	(14,263)	5,614,491	(100,713)	7,284,994	(114,976)
	$1,670,503	$(14,263)	$13,364,479	$(203,410)	$15,034,982	$(217,673)
2006
U.S. government and federal agency	$—	$—	$8,813,600	$(184,568)	$8,813,600	$(184,568)
Federal Home Loan Mortgage Corporation	—	—	2,903,000	(94,903)	2,903,000	(94,903)
Mortgage-backed	119,270	(1,107)	943,891	(46,171)	1,063,161	(47,278)
Collateralized mortgage obligations	290,869	(338)	7,850,686	(224,757)	8,141,555	(225,095)
Corporate	—	—	455,200	(44,800)	455,200	(44,800)
	$410,139	$(1,445)	$20,966,377	$(595,199)	$21,376,516	$(596,644)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the interest and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its sponsored entities, whether downgrades by bond rating agencies have occurred, and the result of reviews of the issuer’s financial condition.

Unrealized losses on U.S. government federal agency, mortgage-backed, and collateral mortgage obligation securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach their maturity date.

The corporate bond is a floating rate note with a rate of 4.66% at June 30, 2007, AA-rated by Standard and Poor’s, and matures on April 1, 2016.  The Company evaluated the security and determined the decline in fair value is other than temporary, as it is below market by 13%, has been below market for over two years, and the Company does not intend to hold the security until it recovers.  As a result, a $64,075 impairment charge was recorded in the fourth quarter of the fiscal year ending June 30, 2007.

NOTE 4 - LOANS

At June 30, 2007 and 2006, loans receivable consisted of the following:

	2007	2006
Real estate loans
One-to-four-family	$36,756,599	$31,646,224
Commercial	32,880,378	30,025,338
Multi-family	4,768,442	5,286,956
Total real estate loans	74,405,419	66,958,518
Commercial loans	9,237,266	10,173,659
Consumer loans
Home equity loans	342,492	362,611
Other	187,195	192,600
Total consumer loans	529,687	555,211
Less:
Net deferred loan fees (cost)	6,384	(38,546)
Allowance for loan losses	667,105	400,000
Loans, net	$83,498,883	$77,325,934

There were no loans held for sale at June 30, 2007 or 2006.

A summary of changes in the allowance for loan losses for the years ended June 30, 2007 and 2006 is as follows:

	2007	2006
Balance at beginning of year	$400,000	$286,020
Provision for loan loss	267,105	127,470
Recoveries	—	(13,490)
Balance at end of year	$667,105	$400,000

The Bank has two loans that it considered to be impaired as of June 30, 2007.  The loans were determined to be impaired during the fourth quarter or as of quarter end.  The balance of the impaired loans at June 30, 2007 is $709,000 with a valuation allowance of $120,000.  The Bank recognized $6,718 of interest income and $3,682 of cash-basis interest income as a result of the impairment.

The Bank had no loan which it considered to be impaired as of June 30, 2006.  For the year ended June 30, 2006, there were no impaired loans or income recognized on impaired loans.

Nonperforming loans were as follows at June 30, 2007 and 2006:

	2007	2006
Loans past due over 90 days still on accrual	$225,733	$—
Nonaccrual loans	—	—

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment as of June 30, 2007 and 2006 are as follows:

	2007	2006
Land	$1,014,635	$357,731
Buildings and improvements	5,822,842	5,049,120
Furniture and equipment	2,223,027	1,754,712
Construction in progress	—	978,724
Total cost	9,060,504	8,140,287
Less accumulated depreciation	3,126,642	2,737,868
	$5,933,862	$5,402,419

Depreciation expense was $441,000 and $280,000 for the years ended June 30, 2007 and 2006, respectively.

The Bank incurred costs of $369,000 and $405,000 related to the construction of its Frankfort and Schererville branches, respectively.  The branches opened in August, 2006.  The Company also purchased $657,000 of additional land in Frankfort during fiscal 2007 as a potential branch site.

The Bank leases three branch locations:  Frankfort, Lansing, and Schererville, under noncancelable operating leases with lease terms which expire in 2008, 2009, and 2011.  The Frankfort lease has three one-year options remaining, and the Lansing and Schererville leases each have one five-year option remaining.  Rent expense was $346,325 and $209,026 for the year ended June 30, 2007 and 2006, respectively.  The leases provide that the Bank pays real estate taxes, insurance, and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments.  Rent commitments under noncancelable operations leases were as follows, assuming exercise of certain renewable options through 2016, for the 12 months ended June 30:

2008	$361,000
2009	319,000
2010	165,000
2011	145,000
2012	96,000
Thereafter	407,000
Total	$1,493,000

NOTE 6 - DEPOSITS

Deposit account balances as of June 30, 2007 and 2006 are summarized as follows:

	2007	2006
Savings	$27,618,061	$30,237,183
NOW accounts	5,449,016	5,775,336
Non-interest-bearing checking	6,568,545	6,337,035
Money market	4,191,973	3,720,134
	43,827,595	46,069,688
Certificates of deposit	47,114,018	25,433,597
Individual retirement accounts	7,734,278	7,394,462
	54,848,296	32,828,059
	$98,675,891	$78,897,747

Time deposits of $100,000 and over totaled $17,800,978 and $9,881,082 at June 30, 2007 and 2006, respectively.

NOTE 6 – DEPOSITS (continued)

At June 30, 2007, scheduled maturities of certificates of deposit and individual retirement accounts are as follows:

2008	$50,299,870
2009	2,064,713
2010	885,709
2011	670,989
2012	927,015
Total	$54,848,296

NOTE 7 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2007	2006
Current
Federal	$20,670	$34,766
State	—	—
	20,670	34,766
Deferred	(500,361)	(91,187)
Change in valuation allowance	266,206	100,407
	$(213,485)	$43,986

Deferred tax assets (liabilities) are comprised of the following at June 30:

	2007	2006
Federal net operating loss carryforward	$237,598	$30,244
Bad debts	226,816	135,836
Deferred compensation	19,494	22,320
Charitable contribution carryover	209,411	210,115
Impairment of securities available for sale	21,786	—
Stock option and RRP	120,531	—
State NOL carryforward	245,457	280,957
Accrued Rent, vacation and other liabilities	84,228	—
Unrealized loss on securities available for sale	73,858	202,574
Gross deferred tax assets	1,239,179	882,046
Depreciation and other	(196,691)	(263,556)
FHLB stock dividends	(34,412)	(34,959)
Gross deferred tax liabilities	(231,103)	(298,515)
Valuation allowance for deferred tax assets	(647,163)	(380,957)
Net deferred tax assets (liabilities)	$360,913	$202,574

NOTE 7 – INCOME TAXES (continued)

The difference between the provision (benefit) for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 34% to income (loss) before income taxes is reconciled as follows for the year ended June 30:

	Year Ended June 30,
	2007	2006
Income taxes (benefit) computed at the statutory rate	$(483,648)	$203,205
Valuation allowance	266,206	100,407
Earnings on life insurance and other net	3,957	(66,950)
Income from death benefit of bank-owned life insurance	—	(193,036)
Total provision (benefit) for income taxes	$(213,485)	$43,986

At June 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $720,000 and $5.1 million, respectively, expiring between 2008 and 2027.  At June 30, 2006 these amounts approximated $90,000 and $5.8 million, respectively.  A valuation allowance has been established for the state net operating loss carryforwards as the Company believes it is more likely than not that they will not be realized.

Also at June 30, 2007 and 2006, the Company has charitable contribution carryforwards of approximately $616,000.  These contributions have a five-year life and are used on a last in, first out basis.  In addition, these contributions are subjected to a tax return deduction limitation of 10% of taxable income on an annual basis.  The Company has continually evaluated this carryforward and, based on an estimate of future taxable income during the period when these contributions can be used, the Company has determined that a valuation allowance of $210,000 is appropriate as of June 30, 2007.  There was a $100,000 valuation allowance for charitable contributions in 2006.

In addition at June 30, 2007, the Company has established a valuation allowance in the amount of $151,000 for the remaining net deferred tax assets based on all analysis that shows at this point in time it is more likely than not that a portion of these deferred tax assets will not be realized.  The Company will continue to evaluate its deferred tax position and make adjustments as necessary.

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income a provision for bad debts that differs from the provision charged to income on the financial statements.  Retained earnings at June 30, 2007 include approximately $1,309,000 for which no deferred federal income tax liability has been recorded.  This deferred federal income tax liability approximates $445,000.

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

NOTE 8 - EMPLOYEE BENEFITS (continued)

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (“EPS”) computations.

During 2007 and 2006, 21,160 and 21,160 shares, with a fair value of $15.25 and $14.60 per share, were committed to be released, resulting in ESOP compensation expense of $323,000 and $299,000, respectively.  Contributions to the ESOP for repayment of principal and interest were $423,000 and $441,000 for 2007 and 2006, respectively.

	June 30, 2007	June 30, 2006
Allocated shares	63,480	42,320
Unallocated shares	148,120	169,280
Total ESOP shares	211,600	211,600
Fair value of unallocated shares	$2,258,830	$2,471,488
Fair value of allocated shares subject to repurchase obligation	$968,070	$617,872

The Company sponsors a defined-contribution plan covering substantially all employees.  Contributions for the profit-sharing plan are determined by the Board of Directors.  There were no contributions to the profit-sharing plan during 2007 and 2006.

The Bank has a deferred compensation plan pursuant to which Barbara Minster, a current director of the Company and the Bank, is entitled to receive $1,000 per month for life as a former employee of the Bank and a director of the Bank prior to its conversion.  The present value of these agreements was recorded based on life expectancy and a discount rate of 7%.  At June 30, 2007 and 2006, a liability of approximately $57,000 and $66,000 remained and was included in accrued interest payable and other liabilities in the consolidated statements of financial condition.

NOTE 9 - STOCK-BASED COMPENSATION

The Company has two share-based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $410,000 and $209,000 for 2007 and 2006. The total income tax benefit was $140,000 and $71,000, respectively.

Stock Option Plan:

The Company’s 2005 stock option plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees and directors of up to 264,500 shares of common stock.  At June 30, 2007, there are 56,125 of shares available for future grants under this plan.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally have vesting periods of 5 years and have 10-year contractual terms.  The Company has a policy of using shares held as treasury stock to satisfy share option exercises.  Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

NOTE 9 - STOCK-BASED COMPENSATION (continued)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2007	2006
Risk-free interest rate	5.10%	4.52%
Expected term	7	7
Expected stock volatility	20	20
Dividend yield	0%	0%

A summary of the activity in the stock option plan for 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	198,375	$13.94
Granted	10,000	14.60
Exercised	(2,645)	13.90
Forfeited or expired	(42,320)	13.90
Outstanding at end of year	163,410	13.99	8.40	$205,897
Exercisable at end of year	47,610	$13.93	8.35	$62,845

Information related to the stock option plan during each year follows:

	2007	2006
Intrinsic value of options exercised	$3,571	$—
Cash received from option exercises	36,766	—
Tax benefit realized from option exercises	1,844	—
Weighted average fair value of options granted	5.33	4.83

As of June 30, 2007, there was $474,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.4 years.

Forfeitures for options granted prior to 2006 were recognized as they occurred.  Beginning July 1, 2006, the Company is estimating the impact of future forfeitures consistent with the provision of FAS 123(R).

Share Award Plan:

A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock.  These shares vest over a five-year period.  Prior to July 1, 2006, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders’ equity.  Upon adoption of FAS 123(R), the unamortized cost of shares not yet awarded was reclassified to additional paid-in capital.  As of June 30, 2007, 21,450 shares could still be granted under the plan.

NOTE 9 - STOCK-BASED COMPENSATION (continued)

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2006	74,060	$13.94
Granted	5,000	14.60
Vested	(14,812)	13.94
Forfeited	(16,928)	13.90
Nonvested at June 30, 2007	47,320	$14.03

As of June 30, 2007, there was $556,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.4 years.  The total fair value of shares vested during the years ended June 30, 2007 and 2006 was $226,000 and $74,000.

The death of the Company’s former chief financial officer resulted in the immediate vesting of his stock awards.  The Company recognized $74,000 of compensation expense related to the vesting of these awards for the year ended June 30, 2006.

NOTE 10 - EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2006:

	2007	2006
Basic and diluted earnings (loss) per share
Net income (loss) for the year ended June 30,	$(1,209,008)	$553,677
Weighted average common shares outstanding	2,357,228	2,432,352
Basic and diluted earnings (loss) per share	$(0.51)	$0.23

The effect of stock options and stock awards was not included in the calculation of diluted earnings (loss) per share because to do so would have been anti-dilutive for all shares.

NOTE 11 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITY

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

NOTE 11 - LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITY (Continued)

At June 30, 2007 and 2006, commitments to extend credit were:

	2007		2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$390,000	$9,970,000	$2,325,000	$7,617,000
Commitment to fund loans	3,254,000	11,680,000	541,000	2,660,000

Fixed rate commitments have rates ranging from 7.38% to 9.25% and 6.00% to 9.23% at June 30, 2007 and 2006, respectively.  The commitments have terms of up to 90 days.  Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments.  Collateral may be obtained upon exercise of a commitment.  The amount of collateral is determined by management and may include commercial and residential real estate and other business and consumer assets.

At June 30, 2007 and 2006, the Company had standby letters of credit of $136,000 and $147,000.  These are considered financial guarantees under FASB Interpretation 45.  The fair value of these guarantees was not considered material.

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

NOTE 12 - REGULATORY MATTERS (continued)

At year end, the Bank’s actual capital levels and minimum required levels (dollars in thousands) were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk-weighted assets)	$23,881	26.88%	$7,108	8.00%	$8,885	10.00%
Tier I capital (to risk-weighted assets)	23,334	26.26	3,554	4.00	5,331	6.00
Tier I capital (to average assets)	23,334	17.81	5,241	4.00	6,551	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk-weighted assets)	$24,115	30.04%	$6,422	8.00%	$8,028	10.00%
Tier I capital (to risk-weighted assets)	23,715	29.54	3,211	4.00	4,817	6.00
Tier I capital (to average assets)	23,715	21.22	4,471	4.00	5,589	5.00

The Bank was categorized by its regulators as well capitalized at June 30, 2007 and 2006.  Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category at June 30, 2007.

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components were as follows:

	2007	2006
Unrealized holding gains (losses) on securities available for sale	$314,500	$(469,562)
Less reclassification adjustments for net (gains)/losses recognized in income	—	45,457
Net unrealized gains (losses)	314,500	(424,105)
Loss on impairment of securities available for sale	64,075	—
Tax expense (benefit)	128,716	(144,196)
Other comprehensive income (loss)	$249,859	(279,909)

NOTE 14 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the fiscal year ended June 30, 2007 were as follows:

Beginning balance	$92,073
New loans	110,000
Repayments	(21,370)
Ending balance	$180,703

Deposits from principal officers, directors, and their affiliates at year-end 2007and 2006 were $1,186,000 and $1,212,000, respectively.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalent	$21,396	$21,396	$4,348	$4,348
Securities available for sale	15,595	15,595	21,518	21,518
Loans, net	83,499	82,219	77,326	77,547
FHLB stock	341	341	346	346
Accrued interest receivable	509	509	447	447
Financial liabilities
Deposits	$(98,676)	$(98,711)	$(78,898)	$(80,377)
Federal Funds purchased	—	—	(1,225)	(1,225)
Advances from borrowers for taxes and insurance	(572)	(572)	(480)	(480)
Accrued interest payable	(81)	(81)	(82)	(82)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit risk on loans.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance-sheet items is not material.

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Royal Financial, Inc. follows:

CONDENSED BALANCE SHEETS

	June 30, 2007	June 30, 2006
ASSETS
Cash and cash equivalents	$6,909,650	$7,774,673
Investment in bank subsidiary	23,191,074	23,321,618
ESOP loan	1,871,898	2,139,312
Land	656,904	-
Other assets	157,024	183,673
Total assets	$32,786,550	$33,419,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$156,448	$46,021
Common stock in ESOP subject to contingent repurchase obligation	968,070	617,872
Stockholders’ equity	31,662,032	32,755,383
Total liabilities and stockholders’ equity	$32,786,550	$33,419,276

CONDENSED STATEMENT OF INCOME

	Year Ended June 30, 2007	Year Ended June 30, 2006
Income
Interest on ESOP loan	$155,100	$174,488
Expense
Other expense	280,301	366,978
Loss before income tax expense and undistributed subsidiary income (loss)	(125,201)	(192,490)
Income tax expense	(57,615)	(34,327)
Equity in undistributed subsidiary income/(loss)	(1,026,192)	780,494
Net income/(loss)	$(1,209,008)	$553,677

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION  (continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended June 30, 2007	Year Ended June 30, 2006
Cash flows from operating activities
Net income/(loss)	$(1,209,008)	$553,677
Adjustments:
Equity in undistributed subsidiary (income)/loss	1,026,192	(780,494)
Change in other assets	26,649	34,327
Change in other liabilities	29,639	46,021
Net cash from operating activities	$(126,528)	(146,469)

Cash flows from investing activities
Repayment of ESOP loan	267,414	267,414
Purchase of land	(656,904)	—
Net cash from investing activities	(389,490)	267,414

Cash flows from financing activities
Purchase of treasury stock	(387,615)	(1,947,609)

Proceeds from the exercise of stock options	38,610	—

Net cash from financing activities	(349,005)	(1,947,609)

Net change in cash and cash equivalents	(865,023)	(1,826,664)
Beginning cash and cash equivalents	7,774,673	9,601,337
Ending cash and cash equivalents	$6,909,650	$7,774,673

NOTE 17 -  PENDING INVESTIGATION

On June 18, 2007, the Company’s Chief Executive Officer and President, Donald A. Moll, was suspended with pay from acting in his capacity as CEO and President of the Company and the Bank, during the pendency of an internal investigation being conducted by the Audit Committee of the Board. The investigation was based on information provided to the Audit Committee by certain members of the Company’s senior management regarding alleged irregularities with respect to the Company’s internal controls and alleged misconduct by Mr. Moll.

Under the direction of the Audit Committee of the Board of Directors, the Company conducted an investigation of the allegations, which included engaging a team of outside specialists and advisers to assist in the investigation. The report of the investigation does not implicate Mr. Moll in fraudulent activities relating to the specific allegations of alleged irregularities with respect to the Company’s internal controls and Bank policies.  However, the investigation has uncovered evidence of irregularities in connection with the Company’s stock conversion and initial public offering in 2005, including the alleged unauthorized receipt by certain investors of shares of stock in the offering. The Company continues to work with special counsel and federal and state regulators in this regard, and cannot currently predict when this aspect of the investigation will conclude or what the outcome of this investigation will be.

On September 26, 2007, Mr. Moll agreed to resign from all positions he currently holds with the Company and each of its subsidiaries, including as a director of the Company and the Bank, as part of a Separation Agreement and Release (the “Agreement”) with the Company and the Bank.  The Agreement provides for the payment to Mr. Moll of $48,077 to settle all of the Company’s remaining obligations under his employment agreement.  In addition, Mr. Moll agreed to forfeit all unvested stock options and shares of restricted stock previously granted to him under the Company’s equity compensation plans.  The Company has recorded the effects of the Agreement as of June 30, 2007, and the consolidated financial statements for the fiscal year ended June 30, 2007 reflect the effect of forfeiture of Mr. Moll’s unvested options and restricted shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 2007.

ROYAL FINANCIAL, INC. By: /s/ Leonard Szwajkowski Leonard Szwajkowski Interim Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan W. Bird and Leonard Szwajkowski, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alan W. Bird Alan W. Bird	Chairman of the Board	September 28, 2007
/s/ Leonard Szwajkowski Leonard Szwajkowski	Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer (principal executive officer, principal financial and accounting officer)	September 28, 2007
/s/ John T. Dempsey John T. Dempsey	Director	September 28, 2007
/s/ James A. Fitch, Jr. James A. Fitch, Jr.	Director	September 28, 2007
/s/ Barbara K. Minster Barbara K. Minster	Director	September 28, 2007
Peter C. Rolewicz	Director
/s/ Rodolfo Serna Rodolfo Serna	Director	September 28, 2007

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).
3.2	Bylaws of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).
10.1	Employee Stock Ownership Plan (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).*
10.2

Employment Agreement dated as of January 20, 2005, by and between Royal Financial, Inc., Royal Savings Bank and Donald A. Moll (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference).*

10.3	Separation Agreement and Release dated September 26, 2007, between Donald A. Moll, Royal Financial, Inc. and Royal Savings Bank.*
10.4

Employment Agreement dated as of January 20, 2005, by and between Royal Financial, Inc., Royal Savings Bank and Alan W. Bird (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference).*

10.5

Employment Agreement dated as of February 21, 2006, by and between Royal Financial, Inc., Royal Savings Bank, and Leonard Szwajkowski (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and incorporated herein by reference).*

10.6	Employment Agreement dated as of January 20, 2005, by and between Royal Financial, Inc., Royal Savings Bank and Andrew Morua.*
10.7	Royal Financial, Inc. 2005 Stock Option Plan (filed as Appendix B to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*
10.8

Royal Financial, Inc. 2005 Recognition and Retention Plan (filed as Appendix C to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*

21.1	List of Subsidiaries (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).
23.1	Consent of Crowe Chizek and Company LLC.
24.1	Powers of Attorney (included on signature page).
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit.