Form 10QSB
period 2007-09-30
ROYAL FINANCIAL, INC.
filed 2007-11-14
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2007
Common Stock, $0.01 par value	2,597,622

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-QSB

For the quarterly period ended September 30, 2007

PART I.– FINANCIAL INFORMATION

Item 1.     Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2007 and June 30, 2007 (Unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Cash and non-interest-bearing balances in financial institutions	$3,519,203	$3,629,356
Interest-bearing balances in financial institutions	186,649	5,140,346
Federal funds sold	6,077,527	12,626,252
Total cash and cash equivalents	9,783,379	21,395,954
Securities available-for-sale	14,061,232	15,595,283
Loans receivable, net of allowance for loan losses of $690,882 at September 30, 2007 and $667,105 at June 30, 2007	89,654,570	83,498,883
Federal Home Loan Bank stock, at cost	340,500	340,500
Cash surrender value of life insurance	4,789,279	4,741,698
Premises and equipment, net	5,824,244	5,933,862
Accrued interest receivable	542,297	508,835
Other assets	391,494	616,696
Total assets	$125,386,995	$132,631,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$91,443,682	$98,675,891
Advances from borrowers for taxes and insurance	760,376	571,730
Accrued interest payable and other liabilities	890,311	753,988
Common stock in ESOP subject to contingent repurchase obligation	997,165	968,070
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares; 2,645,000 shares issued at September 30, 2007 and June 30, 2007	26,450	26,450
Additional paid-in capital	24,459,392	24,169,282
Retained earnings	10,963,513	11,510,299
Treasury stock, 85,368 shares and 69,498 shares, at cost	(1,289,136)	(1,057,698)
Accumulated other comprehensive loss, net of tax	(59,587)	(143,372)
Unearned ESOP shares	(1,808,006)	(1,874,859)
Reclassification of ESOP shares	(997,165)	(968,070)
Total stockholders’ equity	31,295,461	31,662,032
Total liabilities and stockholders’ equity	$125,386,995	$132,631,711

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Interest income
Loans	$1,620,592	$1,404,442
Securities, taxable	161,209	194,729
Federal funds sold and other	179,525	136,873
Total interest income	1,961,326	1,736,044
Interest expense
Deposits	768,096	566,202
Federal funds purchased and other	105	2,151
Total interest expense	768,201	568,353
Net interest income	1,193,125	1,167,691
Provision for loan losses	23,777	30,000
Net interest income after provision for loan losses	1,169,348	1,137,691
Noninterest income
Service charges on deposit accounts	63,529	66,322
Earnings on bank-owned life insurance	47,581	43,450
Other income	12,547	29,826
Total noninterest income	123,657	139,598
Noninterest expense
Salaries and employee benefits	717,641	720,931
Occupancy and equipment	315,674	318,067
Data processing	106,282	75,060
Professional services	194,888	160,820
Investigation costs	301,180	-
Director fees	30,800	34,200
Supplies	14,536	41,327
Advertising	34,404	69,332
Insurance premiums	22,035	17,825
Other	102,351	121,366
Total noninterest expense	1,839,791	1,558,928
Loss before income tax expense	(546,786)	(281,639)
Income tax benefit	—	(106,000)
Net loss	$(546,786)	$(175,639)
Basic and diluted loss per share	$(0.23)	$(0.07)
Comprehensive loss	$(463,001)	$(180)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended September 30, 2007 and 2006
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Unearmed RRP Shares	Total
2006
Balance at July 1, 2006	$26,450	$24,739,005	$12,822,013	$(393,231)	$(2,140,299)	$(617,872)	$(783,611)	$(897,072)	$32,755,383
Comprehensive income (loss)
Net loss	—	—	(175,639)	—	—	—	—	—	(175,639)
Change in fair value of securities available-for-sale, net	—	—	—	175,459	—	—	—	—	175,459
Total comprehensive loss									(180)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(21,160)	—	—	(21,160)
Release of 5,290 of unearned ESOP shares	—	13,013	—	—	66,866	—	—	—	79,879
Reclassification of RRPs in conjunction with adoption of SFAS 123(R)	—	(897,072)	—	—	—	—	—	897,072	—
Issuance of 5,000 shares to RRP plan		(74,250)					74,250
Stock-based compensation	—	105,461	—	—	—	—	—	—	105,461
Balance at September 30, 2006	$26,450	$23,886,157	$12,646,374	$(217,772)	$(2,073,433)	$(639,032)	$(709,361)	$—	$32,919,383
2007
Balance at July 1, 2007	$26,450	$24,169,282	$11,510,299	$(143,372)	$(1,874,859)	$(968,070)	$(1,057,698)	$—	$31,662,032
Comprehensive income
Net loss	—	—	(546,786)	—	—	—	—	—	(546,786)
Change in fair value of securities available-for-sale, net	—	—	—	83,785	—	—	—	—	83,785
Total comprehensive loss									(463,001)
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	(29,095)	—	—	(29,095)
Release of 5,290 of unearned ESOP shares	—	7,369	—	—	66,853	—	—	—	74,222
Issuance of 5,290 shares to RRP plan	—	(78,556)	—	—	—	—	78,556	—	—
Forfeiture of 21,160 shares from the RRP plan	—	309,994	—	—	—	—	(309,994)	—	—
Stock-based compensation	—	51,303	—	—	—	—	—	—	51,303
Balance at September 30, 2007	$26,450	$24,459,392	$10,963,513	$(59,587)	$(1,808,006)	$(997,165)	$(1,289,136)	$—	$31,295,461

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net loss	$(546,786)	$(175,639)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	117,711	90,524
Provision for loan losses	23,777	30,000
ESOP expense	74,222	79,879
Stock-based compensation	51,303	105,461
Earnings on bank-owned life insurance	(47,581)	(43,450)
Change in accrued interest receivable and other assets	148,578	48,567
Change in other accrued interest payable and liabilities	136,323	109,595
Net cash from operating activities	(42,453)	244,937
Cash flows from investing activities
Proceeds from sales, maturities, calls, and paydowns of securities available for sale	1,660,998	2,637,172
Purchases of securities available-for-sale	-	-
Change in loans receivable	(3,179,464)	1,547,504
Purchase of loan participations	(3,000,000)	-
Purchase of premises and equipment	(8,093)	(263,531)
Net cash from (used in) investing activities	(4,526,559)	3,921,145
Cash flows from financing activities
Net increase (decrease) in deposits	(7,232,209)	18,363,705
Net decrease in federal funds purchased	-	(1,225,404)
Net increase (decrease) in advances from borrowers for taxes and insurance	188,646	(173,771)
Net cash from (used in) financing activities	(7,043,563)	16,964,530

Net change in cash and cash equivalents	(11,612,575)	21,130,612
Cash and cash equivalents
Beginning of the year	21,395,954	4,348,220
End of period	$9,783,379	$25,478,832

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three-month periods ended September 30, 2007 and 2006.  Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein.  These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2007 and 2006.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s financial statements for the fiscal year ending June 30, 2008.  In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

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

Note 4 - Loans

At September 30, 2007 and June 30, 2007, loans receivable consisted of the following:

	September 30, 2007	June 30, 2007
Real estate loans
One-to-four-family	$37,315,167	$36,756,599
Commercial	34,274,728	32,880,378
Multi-family	6,395,403	4,768,442
Total real estate loans	77,985,298	74,405,419
Commercial loans	11,674,519	9,237,266
Consumer loans
Home equity loans	487,193	342,492
Other	187,292	187,195
Total consumer loans	674,485	529,687
Less:
Net deferred loan fees (cost)	(11,150)	6,384
Allowance for loan losses	690,882	667,105
Loans, net	$89,654,570	$83,498,883

A summary of changes in the allowance for loan losses for the three months ended September 30, 2007 and 2006 is as follows:

	2007	2006
Balance at beginning of year	$667,105	$400,000
Provision for loan loss	23,777	30,000
Recoveries	—	—
Balance at end of year	$690,822	$430,000

At September 30, 2007 and June 30, 2007 the Bank has two loans that it considered to be impaired.  The balance of the impaired loans at each of September 30, 2007 and June 30, 2007 is $709,000 with a valuation allowance of $120,000. Interest of $24,000  was recognized on these loans during the three months ended September 30, 2007.

Nonperforming loans were as follows at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
Loans past due over 90 days still on accrual	$674,000	$226,000
Nonaccrual loans	—	—

Note 5 - Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted (loss) per share for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Basic and diluted loss per share
Net loss as reported	$(546,786)	$(175,639)
Weighted average common shares outstanding	2,363,949	2,356,748
Basic and diluted loss per share	$(0.23)	$(0.07)

Note 6 - Stock-Based Compensation

The Company has two share-based compensation plans as described below.

Stock Option Plan:

The Company’s 2005 Stock Option Plan (“SOP”), which is shareholder approved, permits the grant of share options to its employees for up to 264,500 shares of common stock.  At September 30, 2007, there are 42,900 of shares available for future grants under this plan.  The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have exercise periods of 10 years. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the three months ended September 30:

	2007	2006
Risk-free interest rate	4.65%	5.10%
Expected term	7	7
Expected stock volatility	13%	20%
Dividend yield	0%	0%

A summary of the activity in the stock option plan for the three months ended September 30, 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2007	163,410	$13.99
Granted	13,225	13.15
Exercised	—	—
Forfeited or expired	(10,580)	13.90
Outstanding at September 30, 2007	166,055	$13.93	8.54	$94,651
Exercisable at September 30, 2007	49,610	$13.95	8.37	$27,286
Vested or expect to vest at September 30, 2007	166,055	$13.93	8.54	$94,651

As of September 30, 2007, there was $440,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.3 years.

Note 6 - Stock-Based Compensation (continued)

Forfeitures for options granted prior to fiscal 2006 were recognized as they occurred. Beginning July 1, 2006, the Company began estimating the impact of future forfeitures consistent with the requirements of FAS 123(R).

Share Award Plan:

The Company’s Recognition and Retention Plan (“RRP”), which is shareholder approved, provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock.  These shares vest over a five-year period.  Prior to July 1, 2006, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders’ equity.  Upon adoption of FAS 123(R), the unamortized cost of shares not yet awarded was reclassified to additional paid-in capital.  As of September 30, 2007, 37,320 shares could still be granted under the plan.

A summary of the activity in the RRP for the three months ended September 30, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2007	47,320	$14.03
Granted	5,290	13.15
Vested	(1,000)	14.60
Forfeited	(4,232)	13.90
Nonvested at September 30, 2007	47,378	$13.93

As of June 30, 2007, there was $537,000 of total unrecognized compensation cost related to nonvested shares granted under the RRP. The cost is expected to be recognized over a weighted average period of 3.4 years.

Note 7 - Income Taxes - Adoption of FIN 48

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of July 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois and Indiana. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at July 1, 2007.

Note 8 - Pending Investigation

As previously disclosed in the Company’s Annual Report on Form 10-KSB for its fiscal year ended June 30, 2007 filed with the SEC on September 28, 2007, during the course of a special investigation being conducted by the Audit Committee of the Board, which included engaging a team of outside specialists and advisers to assist in the investigation, evidence of irregularities in connection with the Company’s stock conversion and initial public offering in 2005, including the alleged unauthorized receipt by certain investors of shares of stock in the offering, was uncovered. The Company continues to work with special counsel and federal and state regulators in this regard and cannot currently predict when this aspect of the investigation will conclude or what the outcome of this investigation will be.  During the first quarter of the fiscal year ended June 30, 2008, the Company incurred costs of $301,000 related to this investigation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management.  These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas; deterioration in asset quality due to an economic downturn in the greater Chicago metropolitan area; legislative or regulatory changes; changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; adverse developments in the Company’s loan or investment portfolios; slower than anticipated growth of the Company’s business or unanticipated business declines; the Company’s ability to pursue a sale of the Company, if at all, or the ultimate value to be recognized in the event of a sale; the ultimate outcome or the conclusions of the pending investigation; higher than expected operational costs including professional fees and expenses incurred in connection with the investigation; the effect of the investigation or the costs incurred in connection therewith on the Company’s financial condition or results of operations; demand for loan products; deposit flows; competition; and changes in accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

The Company’s total assets decreased $7.2 million, or 5.46%, to $125.4 million at September 30, 2007, from $132.6 million at June 30, 2007.

Cash and cash equivalents decreased $11.6 million to $9.8 million at September 30, 2007 from $21.4 million at June 30, 2007, as a result of the Company using the excess liquidity to fund loan demand during the quarter.

Securities available-for-sale decreased $1.5 million, or 9.84%, to $14.1 million at September 30, 2007 from $15.6 million at June 30, 2007.  The decrease relates to maturities of $1.6 million, partially offset by a decrease in unrealized losses on securities available-for-sale.

Loans increased $6.2 million, or 7.37%, to $89.7 million at September 30, 2007, from $83.5 million at June 30, 2007.  The increase in loans was the result of increased loan demand during the quarter and the purchase of a $3.0 million commercial loan participation.

Total deposits decreased $7.2 million, or 7.33%, to $91.4 million at September 30, 2007 from $98.7 million at June 30, 2007 as a result of a deliberate attempt by the Bank to manage its interest costs and, accordingly, not renew certain maturing certificates of deposit with higher interest rates. A large portion of these certificates were issued during the promotion of the Bank’s opening of its Frankfort, Illinois and Schererville, Indiana branch locations during fiscal 2007.

Federal Funds sold decreased $6.5 million, or 52%, to $6.1 million at September 30, 2007 from $12.6 million at June 30, 2007, as a result of the funding of certain maturing certificates of deposit.

Total stockholders’ equity  decreased  $367,000, or 1.16%, to $31.3 million at September 30, 2007 from $31.7 million at June 30, 2007.  This decrease was primarily the result of a net loss for the quarter of $547,000 offset by a decrease in unrealized losses on securities available–for-sale of $84,000 and the release of unearned ESOP shares during the period with a value of $74,000.

Comparison of Results of Operation for the Three Months Ended September 30, 2007 and 2006

General.  Net loss for the three months ended September 30, 2007 was $547,000, an increase in loss of $371,000, from a loss of $176,000 recorded for the same period in 2006.  The increase in net loss resulted primarily from an increase in interest expense of $200,000, an increase in noninterest expense of $281,000 and a decrease in income tax benefit of  $106,000 partially offset by an increase in net interest income of $25,000.

Interest Income.  Total interest income increased $225,000 to $2.0 million for the three months ended September 30, 2007 from $1.7 million for the three months ended September 30, 2006.  For the three months ended September 30, 2007, average interest-bearing assets increased to $116.8 million from $108.6 million for the same period in 2006.  The increase was the result of an increase in the loan portfolio. The yield on interest-earning assets for the three-month period ended September 30, 2007 was 6.72% compared to 6.39% for the comparable period in 2006.

Net Interest Income.  Net interest income increased by $25,000 to $1.2 million for the three months ended September 30, 2007, from the same period in 2006.  The net interest rate spread was 3.54% for the three months ended September 30, 2007, as compared to 3.81% for the same period in 2006.  The net interest margin was 4.09% for the three-month period ended September 30, 2007, a decrease from 4.30% for the same period in 2006.

Interest Expense.  Total interest expense increased $200,000 to $768,000 for the three months ended September 30, 2007 from $568,000 for the same period in 2006.  The average cost of deposits increased to 3.18% for the three months ended September 30, 2007 from 2.58% for the same period in 2006.  This increase was the result of promotional rates offered on certificates of deposit to stimulate deposit activity at the two new branches.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past due or classified loans, the status of past due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions, and other factors related to the collectibility of the loan portfolio.  Groups of smaller-balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Large more complex loans, such as multi-family or commercial real estate loans, are evaluated individually for impairment.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.  The allowance for loan losses as a percentage of gross loans outstanding decreased to 0.77% at September 30, 2007, from 0.80% at June 30, 2007.

The bank has two loans that it considers to be impaired as of September 30, 2007 and June 30, 2007.  The balance of the impaired loans at September 30, 2007 and June 30, 2007 is $709,000 with a valuation allowance of $120,000.

The Company’s loans past due over 90 days and still on accrual totaled $674,000 and $226,000 for September 30, 2007 and June 30, 2007, respectively.  The increase of $448,000 is related to an isolated circumstance impacting one specific borrower and is not indicative of overall portfolio concerns at this time.  Based on current information, no significant loss is anticipated on this loan.

The bank recorded a provision of $24,000, which was recorded during the three months ended September 30, 2007 based on management’s estimate of probable incurred losses in the portfolio, which was reflective of the changing economic conditions and change in the composition of the loan portfolio as management continues to emphasize growth in commercial and commercial real estate loans.

Noninterest Income.  Noninterest income decreased $16,000 to $124,000 for the three-month period ended September 30, 2007, compared to the same period in 2006.  The decrease in the three-month period was primarily the result of a $23,000 decrease in mortgage-banking fees offset by increases of $4,000 in earnings on bank-owned life insurance.

Noninterest Expense.  Noninterest expense increased $281,000 to $1.8 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. This increase was primarily due to professional fees associated with an internal investigation conducted by the Company of $301,000 offset by decreases of $27,000 in supplies, $35,000 in advertising and $19,000 in other expenses. These decreases were attributable to the new branch openings in 2006 with no similar activities occurring in the quarter ended September 30, 2007.

Provision for Income Taxes.  The income tax benefit decreased $106,000 for the three months ended September 30, 2007 from the comparable period in 2006.  Beginning April 1, 2007, the Company ceased recording tax benefits until net income is recognized to offset these benefits.

Liquidity and Capital Resources

Liquidity.  Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends.  After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost.  Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations.  While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition.  We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements.  We utilize FHLB advances as needed.  At September 30, 2007, there were no FHLB advances outstanding.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash from (used in) operating activities were $(42,000) and $245,000 for September 30, 2007 and 2006, respectively.  Net cash from (used in) investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities.  Net cash from

(used in) investing activities were $(4.6) million and $3.9 million for September 30, 2007, and 2006, respectively.  Net cash from (used in) financing activities consisted primarily of the activity in deposit accounts.  The net cash from (used in) financing activities was $(7.0) million at September 30, 2007 and $17.0 million at September 30, 2006.

From June 30, 2007 through September 30, 2007, the Company received proceeds of $1.6 million from maturities, calls and paydowns of available-for-sale securities.  These proceeds were used to fund loan volume during the quarter.

At September 30, 2007, the Company had outstanding commitments of $7.9 million in loan originations, $8.3 million in unfunded lines, and $136,000 in outstanding letters of credit.  In addition, as of September 30, 2007, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $44.6 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.  As of September 30, 2007, the Bank had $6.8 million of available credit from the FHLB.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2007, the Bank exceeded each of its capital requirements with ratios of 17.87%, 25.36% and 26.12%, respectively.

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

Item 3.    Controls and Procedures.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer, who also services as the Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act

PART II. – OTHER INFORMATION

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

ROYAL FINANCIAL, INC.

Date: November 14, 2007	By:	/s/ Leonard Szwajkowski
Leonard Szwajkowski
Chief Executive Officer, President, and
Interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.