Form 10QSB
period 2007-12-31
ROYAL FINANCIAL, INC.
filed 2008-02-14
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 30, 2008
Common Stock, $0.01 par value	2,555,432

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-QSB

For the quarterly period ended December 31, 2007

i

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and June 30, 2007 (Unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Cash and non-interest-bearing balances in financial institutions	$3,241,920	$3,629,356
Interest-bearing balances in financial institutions	17,252	5,140,346
Federal funds sold	1,271,281	12,626,252
Total cash and cash equivalents	4,530,453	21,395,954
Securities available-for-sale	13,627,707	15,595,283
Loans receivable, net of allowance for loan losses of $801,924 at December 31, 2007 and $667,105 at June 30, 2007	94,705,044	83,498,883
Federal Home Loan Bank stock, at cost	340,500	340,500
Cash surrender value of life insurance	4,836,760	4,741,698
Premises and equipment, net	5,787,983	5,933,862
Accrued interest receivable	557,817	508,835
Other assets	359,906	616,696
Total assets	$124,746,170	$132,631,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$86,165,720	$98,675,891
Advances from borrowers for taxes and insurance	428,468	571,730
Federal Home Loan Bank advances	5,000,000	-
Accrued interest payable and other liabilities	896,799	753,988
Common stock in ESOP subject to contingent repurchase obligation	999,810	968,070
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	-	-
Common stock, $.01 par value per share, authorized 5,000,000 shares; 2,645,000 shares issued at December 31, 2007 and June 30, 2007	26,450	26,450
Additional paid-in capital	24,549,716	24,169,282
Retained earnings	10,725,919	11,510,299
Treasury stock, 85,368 shares and 69,498 shares, at cost	(1,289,136)	(1,057,698)
Accumulated other comprehensive loss, net of tax	(16,613)	(143,372)
Unearned ESOP shares	(1,741,153)	(1,874,859)
Reclassification of ESOP shares	(999,810)	(968,070)
Total stockholders’ equity	31,255,373	31,662,032
Total liabilities and stockholders’ equity	$124,746,170	$132,631,711

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three months and six months ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Interest income
Loans	$1,688,828	$1,376,353	$3,309,420	$2,738,537
Securities, taxable	147,645	186,693	308,854	381,422
Federal funds sold and other	22,049	326,360	201,574	463,233
Total interest income	1,858,522	1,889,406	3,819,848	3,583,192
Interest expense
Deposits	605,955	751,616	1,374,051	1,317,818
Federal Home Loan Bank advances and other borrowings	22,724	-	22,829	2,151
Total interest expense	628,679	751,616	1,396,880	1,319,969

Net interest income	1,229,843	1,137,790	2,422,968	2,263,223

Provision for loan losses	119,944	30,000	143,721	60,000

Net interest income after provision for loan losses	1,109,899	1,107,790	2,279,247	2,203,223

Non-interest income
Service charges on deposit accounts	68,004	66,475	131,533	132,797
Earnings on cash surrender value of life insurance	47,481	48,610	95,062	92,060
Other income	14,199	24,378	26,746	96,462
Total non-interest income	129,684	139,463	253,341	321,319
Non-interest expense
Salaries and employee benefits	649,286	705,107	1,366,927	1,426,038
Occupancy and equipment	263,499	281,150	579,173	599,217
Data processing	109,581	91,491	215,863	166,551
Professional services	175,444	196,027	370,332	356,847
Investigation costs	113,677	-	414,857	-
Director fees	35,300	34,200	66,100	68,400
Supplies	12,667	26,974	27,203	68,301
Advertising	17,618	84,188	52,022	153,520
Insurance premiums	19,423	17,406	41,458	35,231
Other	80,682	151,812	183,033	273,178
Total non-interest expense	1,477,177	1,588,355	3,316,969	3,147,283

Loss before income tax expense	(237,594)	(341,102)	(784,380)	(622,741)
Income tax benefit	-	(127,000)	-	(233,000)
Net (loss)	$(237,594)	$(214,102)	$(784,380)	$(389,741)
Basic and diluted (loss) per share	$(0.10)	$(0.09)	$(0.33)	$(0.17)
Comprehensive (loss)	$(194,620)	$(188,919)	$(657,621)	$(189,099)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2007, and 2006
(Unaudited)

2006	Common Stock	Additional Paid-In Capital	Retained Earning	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Unearned RRP Shares	Total

Balance at July 1, 2006	$26,450	$24,739,005	$12,719,307	$(393,231)	$(2,140,299)	$(617,872)	$(783,611)	$(897,072)	$32,652,677
Comprehensive income (loss)
Net loss	—	—	(389,741)	—	—	—	—	—	(389,741)
Change in fair value of securities available-for-sale, net	—	—	—	200,642	—	—	—	—	200,642
Total comprehensive loss									(189,099)
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	(80,408)	—	—	(80,408)
Release of 10,500 of unearned ESOP shares	—	30,030	—	—	132,720	—	—	—	162,750
Reclassification of RRPs in conjunction with adoption of SFAS 123(R)	—	(897,072)	—	—	—	—	—	897,072	—
Issuance of 5,000 shares to RRP plan	—	(74,250)	—	—	—	—	74,250	—	—
Tax benefit on RRP shares vested	—	7,482	—	—	—	—	—	—	7,482
Purchase of 22,000 treasury shares at cost	—	—	—	—	—	—	(353,100)	—	(353,100)
Stock-based compensation	—	210,921	—	—	—	—	—	—	210,921
Balance at December 31, 2006	$26,450	$24,016,166	$12,329,566	$(192,589)	$(2,007,579)	$(698,280)	$(1,062,461)	$—	$32,411,233

2007
Balance at July 1, 2007	$26,450	$24,169,282	$11,510,299	$(143,372)	$(1,874,859)	$(968,070)	$(1,057,698)	$—	$31,662,032
Comprehensive income (loss)
Net loss	—	—	(784,380)	—	—	—	—	—	(784,380)
Change in fair value of securities available-for-sale, net	—	—	—	126,759	—	—	—	—	126,759
Total comprehensive loss									(657,621)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(31,740)	—	—	(31,740)
Release of 10,578 of unearned ESOP shares	—	17,206	—	—	133,706	—	—	—	150,912
Issuance of 5,290 shares to RRP plan	—	(78,556)	—	—	—	—	78,556	—	—
Forfeiture of 21,160 shares from the RRP plan	—	309,994	—	—	—	—	(309,994)	—	—
Tax benefit on RRP shares vested	—	5,223	—	—	—	—	—	—	5,223
Stock-based compensation	—	126,567	—	—	—	—	—	—	126,567
Balance at December 31, 2007	$26,450	$24,549,716	$10,725,919	$(16,613)	$(1,741,153)	$(999,810)	$(1,289,136)	$—	$31,255,373

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net (loss)	$(784,380)	$(389,741)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	240,259	199,153
Provision for loan losses	143,721	60,000
Earnings on bank-owned life insurance	(95,062)	(92,060)
ESOP expense	150,912	162,750
Stock-based compensation	126,567	210,921
Change in accrued interest receivable and other assets	207,808	(404,655)
Change in other accrued interest payable and liabilities	77,510	297,247
Net cash from operating activities	67,335	43,615

Cash flows from investing activities
Proceeds from sales, maturities, calls, and paydowns of available for sale securities	2,159,636	6,500,144
Purchases of securities available for sale	-	(2,003,129)
Change in loans receivable	(8,349,882)	7,945,144
Purchase of loan participations	(3,000,000)	(881,100)
Redemption of Federal Home Loan Bank stock	-	22,921
Purchase of premises and equipment	(94,380)	(288,315)
Net cash from investing activities	(9,284,626)	11,295,665

Cash flows from financing activities
Net increase (decrease) in deposits	(12,510,171)	16,650,643
Federal Home Loan Bank advances	5,000,000	-
Net decrease in federal funds purchased	-	(1,225,404)
Change in advances from borrowers for taxes and insurance	(143,262)	(43,086)
Purchase of treasury stock	-	(353,100)
Tax benefit on RRP shares	5,223	7,482
Net cash from financing activities	(7,648,210)	15,036,535

Net change in cash and cash equivalents	(16,865,501)	26,375,815

Cash and cash equivalents
Beginning of the year	21,395,954	4,348,220

End of period	$4,530,453	$30,724,035

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three- and six-month periods ended December 31, 2007 and 2006.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 4 - Loans

At December 31, 2007 and June 30, 2007, loans receivable consisted of the following:

	December 31, 2007	June 30, 2007
Real estate loans
One-to-four-family	$39,807,049	$36,756,599
Commercial	37,064,198	32,880,378
Multi-family	6,391,446	4,768,442
Total real estate loans	83,262,693	74,405,419
Commercial loans	11,562,106	9,237,266
Consumer loans
Home equity loans	526,972	342,492
Other	183,143	187,195
Total consumer loans	710,115	529,687
Less:
Net deferred loan fees (cost)	27,947	6,384
Allowance for loan losses	801,924	667,105
Loans, net	$94,705,044	$83,498,883

A summary of changes in the allowance for loan losses for the six months ended December 31, 2007 and 2006 is as follows:

	2007	2006
BalaBalance at beginning of year	667,105	400,000
Pro Provision for loan loss	143,721	30,000
Rec Charge offs	(8,902)	-
	$801,924	$430,000

A portion of the allowance for loan losses has been allocated to each impaired loan at the periods ended December 31, 2007 and June 30, 2007.  Impaired loans were as follows:

	December 31, 2007	June 30, 2007
Total impaired loans at year end	$1,071,000	$709,000
Amount of the allowance for loan losses allocated	120,000	120,000
Interest income recognized during impairment	24,000	6,700
Cash-basis interest income recognized	-	3,700

Non-performing loans were as follows at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007
Loa Loans past due over 90 days still on accrual	$ -	$226,000
Non Nonaccrual loans	1,071,000	-

Note 5 - Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three and six month periods ended December 31, 2007 and 2006.  Weighted average common shares outstanding excludes unallocated ESOP shares.

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Basic and diluted loss per share
Net loss as reported	$(237,594)	$(214,102)	$(784,380)	$(389,741)
Weighted average common shares outstanding	2,370,390	2,359,148	2,367,170	2,357,948
Basic and diluted loss per share	(0.10)	(0.09)	(0.33)	(0.17)

The effect of stock option and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares given the Company’s losses for the period.

Note 6 - Stock-Based Compensation

The Company has two share-based compensation plans as described below.

Stock Option Plan:

The Company’s 2005 Stock Option Plan (“SOP”), which is shareholder approved, permits the grant of share options to its employees for up to 264,500 shares of common stock.  At December 31, 2007, there are 42,900 of shares available for future grants under this plan.  The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have exercise periods of 10 years.  The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

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

Note 6 - Stock-Based Compensation (continued)

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the six months ended December 31:

	2007	2006
Risk-free interest rate	4.65%	5.10%
Expected term	7	7
Expected stock volatility	13%	20%
Dividend yield	0%	0%

A summary of the activity in the stock option plan for the six months ended December 31, 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Out Outstanding at July 1, 2007	163,410	$13.99
Gra Granted	13,225	13.15
Exe Exercised	-	-
For Forfeited or expired	(13,225)	13.90
Ou Outstanding at December 31, 2007	163,410	$13.93	8.55	$70,266
Exe Exercisable at December 31, 2007	68,770	$13.93	8.20	$29,571
Ves Vested or expect to vest at Sep December 31, 2007	163,410	$13.93	8.55	$70,266

As of December 31, 2007, there was $418,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.1 years.

Forfeitures for options granted prior to fiscal 2006 were recognized as they occurred. Beginning July 1, 2006, the Company began estimating the impact of future forfeitures consistent with the requirements of FAS 123(R).

Share Award Plan:

The Company’s Recognition and Retention Plan (“RRP”), which is shareholder approved, provides for the issuance of shares to directors, officers, and employees.  Compensation expense is recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date.  Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock.  These shares vest over a five-year period.  Prior to July 1, 2006, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders’ equity.  Upon adoption of FAS 123(R), the unamortized cost of shares not yet awarded was reclassified to additional paid-in capital.  As of December 31, 2007, 37,320 shares could still be granted under the plan.

Note 6 - Stock-Based Compensation (continued)

A summary of the activity in the RRP for the six months ended December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2007	47,320	$14.03
Granted	5,290	13.15
Vested	(9,464)	13.97
Forfeited	(4,232)	13.90
Nonvested at December 31, 2007	38,914	$13.94

As of December 31, 2007, there was $496,000 of total unrecognized compensation cost related to nonvested shares granted under the RRP. The cost is expected to be recognized over a weighted average period of 3.2 years.

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

Note 8 - Pending Investigation

As previously disclosed in the Company’s Annual Report on Form 10-KSB for its fiscal year ended June 30, 2007 filed with the SEC on September 28, 2007, during the course of a special investigation being conducted by the Audit Committee of the Board, which included engaging a team of outside specialists and advisers to assist in the investigation, evidence of irregularities in connection with the Company’s stock conversion and initial public offering in 2005, including the alleged unauthorized receipt by certain investors of shares of stock in the offering, was uncovered. On January 31, 2008 the Company announced that its Board of Directors has concluded the investigation.   The Company has not uncovered credible evidence of fraud or illegal acts in the connection of the conversion and offering.  The investigation identified two instances in which certain investors who purchased shares in the conversion were later determined to not be eligible to do so.  As a result, 5,200 shares of stock were repurchased from these certain investors at the initial public offering price of $10 in January, 2008.  Year-to-date, the Company has incurred costs of $415,000 related to this investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management.  These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements.  Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

The Company’s total assets decreased $7.9 million, or 5.95%, to $124.7 million at December 31, 2007, from $132.6 million at June 30, 2007.

Cash and cash equivalents decreased $16.9 million to $4.5 million at December 31, 2007 from $21.4 million at June 30, 2007, as a result of the Company using the excess liquidity to fund loan demand and the funding of certain maturing certificate of deposits.

Securities available for sale decreased $2.0 million, or 12.62%, to $13.6 million at December 31, 2007 from $15.6 million at June 30, 2007.  The decrease is the result of securities maturing or being repaid during the six months ended December 31, 2007.

Loans increased $11.2 million, or 13.42%, to $94.7 million at December 31, 2007, from $83.5 million at June 30, 2007.  The increase in loans was the result of increased loan demand and the purchase of a $3.0 million commercial loan participation.

Total deposits decreased $12.5 million, or 12.68%, to $86.2 million at December 31, 2007 from $98.7 million at June 30, 2007 as a result of a deliberate attempt by the Bank to manage its interest costs and, accordingly, not renew certain maturing certificates of deposit with higher interest rates. A large portion of these certificates were issued during the promotion of the Bank’s opening of its Frankfort, Illinois and Schererville, Indiana branch locations during fiscal 2007.

Federal Home Loan Bank advances increased to $5.0 million at December 31, 2007 from no advances at June 30, 2007, as a result of the funding of loan demand and certain maturing certificates of deposit.

Total stockholders’ equity was $31.3 million at December 31, 2007 compared to $31.7 million at June 30, 2007, a decrease of $407,000.  This decrease was primarily the result of a net loss for the year-to-date of $784,000 offset by a decrease in unrealized losses on securities available-for-sale of $127,000 and the release of unearned ESOP shares during the period with a value of $151,000.

Comparison of Results of Operation for the Three Months and Six Months Ended December 31, 2007 and 2006

General.  Net loss for the three months ended December 31, 2007 was $238,000, an increase in net loss of $23,000, from the same period in 2006.  For the six months ended December 31, 2007 the net loss was $784,000, an increase in net loss of $395,000, from the same period last year.  The increase in net loss for the six months resulted primarily from an increase in non-interest expense of $170,000, a decrease in income tax benefit of $233,000, and a decrease in non-interest income of $68,000 partially offset by an increase in net interest income after the provision for loan losses of $76,000.

Net Interest Income.  Net interest income increased by $92,000 to $1.2 million for the three months ended December 31, 2007, from $1.1 million for the same period in 2006.  Net interest income increased by $160,000 to $2.4 million for the six months ended December 31, 2007, from the same period in 2006.  The net interest rate spread increased to 3.98% and 3.75% for the three- and six-months ended December 31, 2007, from 3.31% and 3.58% for the same period in 2006.  The net interest margin increased to 4.49% and 4.28% for the three- and six-month period ended December 31, 2007, from 3.87% and 4.01% for the same periods in 2006.  The increase in the loan portfolio with the reduction in deposits related to the promotional certificates of deposit offered with the opening of two branch locations were the primary cause for these increases.

Interest Income.  Total interest income was $1.9 million for the three months ended December 31, 2007, an increase of $31,000 from the same period in 2006.  Total interest income increased $237,000 to $3.8 million for the six months ended December 31, 2007, from $3.6 million for the same period in 2006.  For the three and six months ended December 31, 2007, average interest-earning assets decreased to $109.7 million and $113.2 million from $117.5 million and $113.0 million for the same period in 2006.  The decrease was the result of decreases in the securities portfolio and Federal Funds Sold for the respective periods partially offset by an increase in the loan portfolio. The yield on interest-earning assets increased to 6.78% and 6.75% for the three and six months ended December 31, 2007 from 6.43% and 6.34% for the comparable periods in 2006, as a result of an increase in the loan portfolio with its higher yields compared to the yields on the securities and Federal Funds Sold portfolios.

Interest Expense.  Total interest expense decreased $123,000 to $629,000 from $752,000 for the three months ended December 31, 2007, while interest expense increased $77,000 to $1.4 million for the six months ended December 31, 2007 from $1.3 million for the same period in 2006.  The average cost of funds decreased to 2.80% for the three months ended December 31, 2007 from 3.12% for the same period in 2006. The cost of funds for the six months ended December 31, 2007 increased to 3.00% from 2.75% for the same period in 2006.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.  The allowance for loan losses as a percentage of gross loans outstanding increased to .84% at December 31, 2007, from .79% at June 30, 2007.

The Bank had four loans that it considers to be impaired as of December 31, 2007 and two loans as of June 30, 2007.  The balance of the impaired loans at December 31, 2007 and June 30, 2007 is $1,071,000 and $709,000, respectively.  The valuation allowance on impaired loans as of December 31, 2007 and June 30, 2007 is $120,000.  As of December 31, 2007, all loans considered impaired were on nonaccrual status.

The Bank recorded a provision of $120,000 and $144,000, during the three and six months ended December 31, 2007, respectively, based on management’s estimate of probable incurred losses in the portfolio, which was reflective of an increase in classified credits, changing economic conditions in the Bank’s market areas and the growth and continued change in the composition of the loan portfolio as management continues to emphasize growth in commercial and commercial real estate loans.

In addition, the Company has identified one potential problem loan to a residential builder.  The balance outstanding was approximately $1.6 million at December 31, 2007. At this time the Company does not expect a material loss as the loan is paying as agreed, but based on current economic conditions, there is a general concern over this relationship.  Management continues to monitor the situation.  Changes in cash flows or collateral values for this relationship and a resulting downgrade in the loan could have a significant impact on the provision for loan losses in future quarters.

In addition to its periodic and systematic loan review pursuant to the Bank’s loan policy, management performed a detailed review during January 2008 to determine whether the Bank has exposure to “sub-prime” credit risk and, if so, the amount of that exposure.  Based on that review, management did not identify any such “sub-prime” loans.  In addition, all of the Bank’s mortgage loans secured by 1-4 family properties are traditional, fixed-rate loans.  So, the Bank’s exposure to the credit risk of adjustable-rate repricing actions is also minimal.  We continue to actively review our loan portfolio and loan underwriting procedures in this regard.

Non-interest Income.  Non-interest income decreased $10,000 to $130,000 for the three-month period ended December 31, 2007 from the same period in 2006.  The decrease in the three-month period was primarily the result of a $10,000 decrease in other income, and a $1,000 decrease in earnings on the cash surrender value of life insurance offset by an increase of $2,000 in service charges on deposit accounts.  Non-interest income was $253,000 and $321,000 for the six-month periods ended December 31, 2007 and 2006, respectively.

Non-interest Expense.  Non-interest expense decreased $111,000 to $1.5 million for the three months ended December 31, 2007 from $1.6 million for the same period in 2006.  Non-interest expense was $3.3 million and $3.2 million for the six-month periods ended December 31, 2007 and 2006, respectively, a decrease of $170,000.  These decreases were primarily due to professional fees associated with an internal investigation conducted by the Company of $114,000 and $415,000 offset by decreases of $14,000 and $41,000 in supplies, $67,000 and $105,000 in advertising and $71,000 and $90,144 in other expenses for the three and six months ended December 31, 2007, respectively, as compared to the same periods in 2006.  These decreases were attributable to the new branch openings in August 2006 with no similar activities occurring in the three- and six-month periods ended December 31, 2007.  Salaries and employee benefits decreased $56,000 and $59,000 for the three- and six-month periods in 2007 as compared to the same period in 2006.  The decrease is primarily the result of a decrease in stock-based compensation as a result of forfeited stock awards.

Provision for Income Taxes.  The income tax benefit decreased $127,000 and $233,000 for the three and six months ended December 31, 2007 from the comparable period in 2006. Beginning April 1, 2007, the Company ceased recording tax benefits until net income is recognized to offset these benefits.

Liquidity and Capital Resources

Liquidity.  Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends.  After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost.  Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations.  While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition.  We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements.  We utilize FHLB advances as needed.  At December 31, 2007, there were $5.0 million of FHLB advances outstanding.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash from operating activities were $66,000 and $44,000 for December 31, 2007 and 2006, respectively.  Net cash (used in) from investing activities consisted primarily of disbursements for loan originations and participation interest and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage backed securities.  Net cash used from investing activities were $(9.3) million and $11.3 million for December 31, 2007, and 2006, respectively.  Net cash (used) from financing activities consisted primarily of the activity in deposit accounts, federal funds purchased, FHLB advances, and treasury stock purchases.  The net cash used from financing activities was $(7.6) million and $15.0 million at December 31, 2007 and 2006.

From June 30, 2007 through December 31, 2007, the Company received proceeds of $2.2 million from sales, maturities, calls, and paydowns of available-for-sale securities.  These proceeds were primarily reinvested in loan participations and federal funds sold.

At December 31, 2007, the Company had outstanding commitments to originate $9.2 million in loan originations, $8.9 million in unfunded lines, and letters of credit outstanding of $141,000.  In addition, as of December 31, 2007, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $42.0 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.  As of December 31, 2007, the Bank had $1.8 million of available credit from the FHLB.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At December 31, 2007, the Bank exceeded each of its capital requirements with ratios of 19.0%, 24.42% and 25.26%, respectively.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations, and cash flows.

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

Date: February 14, 2008	ROYAL FINANCIAL, INC. By:/s/ Leonard Szwajkowski Leonard Szwajkowski Chief Executive Officer and President

Date: February 14, 2008	By: /s/ Jodi A. Ojeda Jodi A. Ojeda Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.