Form 10QSB
period 2008-03-31
ROYAL FINANCIAL, INC.
filed 2008-05-15
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 9, 2008
Common Stock, $0.01 par value	2,555,432

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-QSB

For the quarterly period ended March 31, 2008

i

PART I. – FINANCIAL INFORMATION

Item 1.    Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 and June 30, 2007 (Unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Cash and non-interest-bearing balances in financial institutions	$3,470,044	$3,629,356
Interest-bearing balances in financial institutions	121,359	5,140,346
Federal funds sold	750,529	12,626,252
Total cash and cash equivalents	4,341,932	21,395,954

Securities available-for-sale	9,219,437	15,595,283
Loans receivable, net of allowance for loan losses of $1,903,000 at March 31, 2008, and $667,105 at June 30, 2007	93,692,421	83,498,883
Federal Home Loan Bank stock, at cost	340,500	340,500
Cash surrender value of life insurance	4,885,051	4,741,698
Premises and equipment, net	5,622,333	5,933,862
Accrued interest receivable	446,270	508,835
Other assets	378,167	616,696
Total assets	$118,926,111	$132,631,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$85,057,679	$98,675,891
Advances from borrowers for taxes and insurance	322,929	571,730
Federal Home Loan Bank advances	1,500,000	—
Accrued interest payable and other liabilities	981,669	753,988
Common stock in ESOP subject to contingent repurchase obligation	1,011,713	968,070
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares 2,645,000 shares issued at March 31, 2008 and June 30, 2007	26,450	26,450
Additional paid-in capital	24,612,086	24,169,282
Retained earnings	9,370,265	11,510,299
Treasury stock, 89,568 shares and 69,498 shares, at cost	(1,326,286)	(1,057,698)
Accumulated other comprehensive income (loss), net of tax	55,619	(143,372)
Unearned ESOP shares	(1,674,300)	(1,874,859)
Reclassification of ESOP shares	(1,011,713)	(968,070)
Total stockholders’ equity	30,052,121	31,662,032
Total liabilities and stockholders’ equity	$118,926,111	$132,631,711

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three months and nine months ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Interest income
Loans	$1,593,024	$1,326,649	$4,902,444	$4,065,186
Securities, taxable	136,669	171,719	445,523	553,141
Federal funds sold and other	6,164	320,299	207,738	783,532
Total interest income	1,735,857	1,818,667	5,555,705	5,401,859
Interest expense
Deposits	541,800	740,800	1,915,851	2,058,618
Federal Home Loan Bank advances and other borrowings	40,104	—	62,933	2,151
Total interest expense	581,904	740,800	1,978,784	2,060,769
Net interest income	1,153,953	1,077,867	3,576,921	3,341,090
Provision for loan losses	1,101,076	35,667	1,244,797	95,667
Net interest income after provision for loan losses	52,877	1,042,200	2,332,124	3,245,423
Non-interest income
Service charges on deposit accounts	79,551	65,144	211,084	197,941
Earnings on cash surrender value of life insurance	48,291	47,425	143,353	139,485
Other income	19,421	35,839	46,167	132,301
Total non-interest income	147,263	148,408	400,604	469,727
Non-interest expense
Salaries and employee benefits	689,746	711,105	2,056,673	2,137,143
Occupancy and equipment	355,145	336,972	934,318	936,189
Data processing	102,601	106,024	318,464	272,575
Professional services	162,394	126,966	532,726	483,813
Investigation costs	59,958	—	474,815	-
Director fees	33,300	34,200	99,400	102,600
Supplies	14,816	19,018	42,019	87,319
Advertising	29,595	33,902	81,617	187,422
Insurance premiums	18,581	15,610	60,039	50,841
Other	89,658	122,076	272,691	395,254
Total non-interest expense	1,555,794	1,505,873	4,872,762	4,653,156
Loss before income tax expense	(1,355,654)	(315,265)	(2,140,034)	(938,006)
Income tax benefit	—	(93,500)	—	(326,500)
Net (loss)	$(1,355,654)	$(221,765)	$(2,140,034)	$(611,506)
Basic and diluted (loss) per share	$(.57)	$(.09)	$(.90)	$(.26)
Comprehensive (loss)	$(1,283,422)	$(184,809)	$(1,941,043)	$(373,908)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2008 and 2007
(Unaudited)

2006	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Unearned RRP Shares	Total
Balance at July 1, 2006	$26,450	$24,739,005	$12,822,013	$(393,231)	$(2,140,299)	$(617,872)	$(783,611)	$(897,072)	$32,755,383
Comprehensive income (loss)
Net loss	—	—	(611,506)	—	—	—	—	—	(611,506)
Change in fair value of securities available-for-sale, net	—	—	—	237,598	—	—	—	—	237,598
Total comprehensive loss									(373,908)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(330,625)	—	—	(330,625)
Reclassification of RRPS in conjunction with adoption of SFAS 123(R)	—	(897,072)	—	—	—	—	—	897,072	—
Release of 15,800 of unearned ESOP shares	—	50,733	—	—	199,080	—	—	—	249,813
Issuance of 5,000 shares to RRP plan	—	(74,250)	—	—	—	—	74,250	—	—
Tax benefit on RRP shares vested	—	7,482	—	—	—	—	—	—	7,482
Purchase of 22,243 treasury shares at cost	—	—	—	—	—	—	(357,115)	—	(357,115)
Stock-based compensation	—	307,002	—	—	—	—	—	—	307,002
Balance at March 31, 2007	$26,450	$24,132,900	$12,210,507	$(155,633)	$(1,941,219)	$(948,497)	$(1,066,476)	$—	$32,258,032

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2008 and 2007
(Unaudited)

2007	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2007	$26,450	$24,169,282	$11,510,299	$(143,372)	$(1,874,859)	$(968,070)	$(1,057,698)	$31,662,032
Comprehensive income (loss)
Net loss	—	—	(2,140,034)	—	—	—	—	(2,140,034)
Change in fair value of securities available-for-sale, net	—	—	—	198,991	—	—	—	198,991
Total comprehensive loss								(1,941,043)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(43,643)	—	(43,643)
Release of 15,867 of unearned ESOP shares	—	19,640	—	—	200,559	—	—	220,199
Issuance of 6,290 shares to RRP plan	—	(93,406)	—	—	—	—	93,406	—
Forfeiture of 21,160 shares from the RRP plan	—	309,994	—	—	—	—	(309,994)	—
Tax benefit on RRP shares vested	—	4,865	—	—	—	—	—	4,865
Purchase of 5,200 Treasury shares at cost	—	—	—	—	—	—	(52,000)	(52,000)
Stock-based compensation	—	201,711	—	—	—	—	—	201,711
Balance at March 31, 2008	$26,450	$24,612,086	$9,370,265	$55,619	$(1,674,300)	$(1,011,713)	$(1,326,286)	$30,052,121

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net (loss)	$(2,140,034)	$(611,506)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	353,469	327,412
Provision for loan losses	1,244,797	95,667
Earnings on bank-owned life insurance	(143,353)	(139,485)
ESOP expense	220,199	249,813
Stock-based compensation	201,711	307,002
Change in accrued interest receivable and other assets	198,582	(266,954)
Change in other accrued interest payable and liabilities	227,681	131,066
Net cash from operating activities	163,052	93,015
Cash flows from investing activities
Investment in interest-bearing term deposits at other financial institutions	—	(5,000,000)
Proceeds from sales, maturities, calls, and paydowns of available for sale securities	6,677,349	7,394,741
Purchases of securities available for sale	—	(2,003,129)
Change in loans receivable	(8,438,335)	130,811
Purchase of loan participations	(3,000,000)	(1,846,563)
Redemption of Federal Home Loan Bank stock	—	22,921
Purchase of premises and equipment	(41,940)	(965,107)
Net cash from investing activities	(4,802,926)	(2,266,326)
Cash flows from financing activities
Net (decrease) increase in deposits	(13,618,212)	19,736,723
Net increase (decrease) in Federal funds purchased	—	(1,225,404)
Net change in Federal Home Loan Bank advances	1,500,000	—
Change in advances from borrowers for taxes and insurance	(248,801)	(108,524)
Purchase of treasury stock	(52,000)	(357,115)
Tax benefit on RRP shares	4,865	7,482
Net cash from financing activities	(12,414,148)	18,053,162
Net change in cash and cash equivalents	(17,054,022)	15,879,851
Cash and cash equivalents
Beginning of the period	21,395,954	4,348,220

End of period	$4,341,932	$20,228,071

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three- and nine-month periods ended March 31, 2008 and 2007.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 4 - Loans

At March 31, 2008 and June 30, 2007, loans receivable consisted of the following:

	March 31, 2008	June 30, 2007
Real estate loans
One-to-four family	$33,095,034	$36,756,599
Commercial	49,831,737	32,880,378
Multi-family	3,588,258	4,768,442
Total real estate loans	86,515,029	74,405,419
Commercial loans	8,419,313	9,237,266
Consumer loans
Home equity loans	512,518	342,492
Other	176,714	187,195
Total consumer loans	689,232	529,687
Less:
Net deferred loan fees (cost)	28,153	6,384
Allowance for loan losses	1,903,000	667,105
Loans, net	$93,692,421	$83,498,883

A summary of changes in the allowance for loan losses for the nine months ended March 31, 2008 and 2007 is as follows:

	2008	2007
Balance at beginning of period	$667,105	$400,000
Provision for loan loss	1,244,797	95,667
Charge offs	(8,902)	-
Balance at end of period	$1,903,000	$495,667

A portion of the allowance for loan losses has been allocated to each impaired loan at the periods ended March 31, 2008 and June 30, 2007.  Impaired loans were as follows:

	March 31, 2008	June 30, 2007
Total impaired loans at period end	$5,066,850	$709,000
Amount of the allowance for loan losses allocated	1,217,000	120,000
Interest income recognized during impairment	—	6,718
Cash-basis interest income recognized	—	3,682

Non-performing loans were as follows at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
Loans past due over 90 days still on accrual	$—	$225,733
Nonaccrual loans	5,066,850	—

Note 5 - Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three and nine month periods ended March 31, 2008 and 2007.  Weighted average common shares outstanding excludes unallocated ESOP shares.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Basic and diluted loss per share:
Net loss as reported	$(1,355,654)	$(221,765)	$(2,140,034)	$(611,506)
Weighted average common shares outstanding	2,395,311	2,351,023	2,381,781	2,355,674
Basic and diluted loss per share	$(.57)	$(.09)	$(.90)	$(.26)

The effect of stock option and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares given the Company’s losses for each period.

Note 6 - Stock-Based Compensation

The Company has two share-based compensation plans as described below.

Stock Option Plan:

The Company’s 2005 Stock Option Plan (“SOP”), which is shareholder approved, permits the grant of share options to its employees for up to 264,500 shares of common stock.  At March 31, 2008, there are 122,250 shares available for future grants under this plan.  The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have exercise periods of 10 years.  The Company has a policy of using shares held as treasury stock to satisfy share option exercises.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the nine months ended March 31:

	2008	2007
Risk-free interest rate	4.65%	5.10%
Expected term	7	7
Expected stock volatility	13%	20%
Dividend yield	0%	0%

Note 6 - Stock-Based Compensation (continued)

A summary of the activity in the stock option plan for the nine months ended March 31, 2008, follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2007	163,410	$13.99
Granted	13,225	13.15
Exercised	—	—
Forfeited or expired	(37,030)	13.90
Outstanding at March 31, 2008	139,605	$13.93	7.81	$—
Exercisable at March 31, 2008	46,965	$13.98	7.63	$—
Vested or expect to vest at March 31, 2008	139,605	$13.93	7.81	$—

As of March 31, 2008, there was $384,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted average period of 2.9 years.

Forfeitures for options granted prior to fiscal 2006 were recognized as they occurred. Beginning July 1, 2006, the Company began estimating the impact of future forfeitures consistent with the requirements of FAS 123(R).

Share Award Plan:

The Company’s Recognition and Retention Plan (“RRP”), which is shareholder approved, provides for the issuance of shares of restricted stock to directors, officers, and employees.  Compensation expense is recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date.  Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock.  These shares vest over a five-year period.  Prior to July 1, 2006, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders’ equity.  Upon adoption of FAS 123(R), the unamortized cost of shares not yet awarded was reclassified to additional paid-in capital.  As of March 31, 2008, 36,320 shares could still be granted under the plan.

A summary of the activity in the RRP for the nine months ended March 31, 2008, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2007	47,320	$14.03
Granted	6,290	13.21
Vested	(10,522)	14.02
Forfeited	(4,232)	13.90
Nonvested at March 31, 2008	38,856	$13.91

As of March 31, 2008, there was $468,000 of total unrecognized compensation cost related to nonvested shares granted under the RRP. The cost is expected to be recognized over a weighted average period of 3.0 years.

Note 7 - Income Taxes - Adoption of FIN 48

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of July 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s financial statements.

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

Note 8 – Effect of Newly Issued But Not Yet Effective  Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption on July 1, 2008, is not expected to  have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on July 1, 2008.  The impact of adoption on July 1, 2008, is not expected to  have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting.  This statement requires increased qualitative, quantitative, and credit-risk disclosures.  SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

Note 8 - Pending Investigation

As previously disclosed in the Company’s Annual Report on Form 10-KSB for its fiscal year ended June 30, 2007, filed with the SEC on September 28, 2007, during the course of a special investigation being conducted by the Audit Committee of the Board, which included engaging a team of outside specialists and advisers to assist in the investigation, evidence of irregularities in connection with the Company’s stock conversion and initial public offering in 2005, including the alleged unauthorized receipt by certain investors of shares of stock in the offering, was uncovered. On January 31, 2008, the Company announced that its Board of Directors concluded the investigation.   The Company has not uncovered credible evidence of fraud or illegal acts in the connection of the conversion and offering.  The investigation identified two instances in which certain investors who purchased shares in the conversion were later determined to not be eligible to do so.  As a result, 5,200 shares of stock were repurchased from these certain investors at the initial public offering price of $10 in January, 2008.  Year-to-date, the Company has incurred costs of $474,815 related to this investigation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management.  These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements.  Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in interest rates; the economic health of the local real estate market; general economic conditions; credit deterioration in our loan portfolio that would cause us to further increase our allowance for loan losses; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products in our market areas; deposit flows; competition; demand for financial services in the Company’s market area; and changes in accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

The Company’s total assets decreased $13.7 million, or 10.33%, to $118.9 million at March 31, 2008, from $132.6 million at June 30, 2007.

Cash and cash equivalents consisting primarily of Federal Funds Sold decreased $17.1 million to $4.3 million at March 31, 2008, from $21.4 million at June 30, 2007, as a result of the Company using the excess liquidity to fund loan demand and the funding of certain maturing certificate of deposits.

Securities available for sale decreased $6.4 million, or 40.88%, to $9.2 million at March 31, 2008, from $15.6 million at June 30, 2007.  The decrease is the result of securities maturing or being repaid during the nine months ended March 31, 2008.  We used the proceeds received as a result of these maturities or repayments to fund our loan growth rather than to purchase additional investment securities.

Loans increased $10.2 million, or 12.21%, to $93.7 million at March 31, 2008, from $83.5 million at June 30, 2007.  The increase in loans was the result of increased loan demand, and occurred primarily in real estate and home equity loans.

Total deposits decreased $13.6 million, or 13.80%, to $85.1 million at March 31, 2008, from $98.7 million at June 30, 2007, as a result of a deliberate attempt by the Bank to manage its interest costs and, accordingly, not renew certain maturing certificates of deposit at above market interest rates. A large portion of these certificates were issued during the promotion of the Bank’s opening of its Frankfort, Illinois and Schererville, Indiana branch locations during fiscal 2007.

Deposits are detailed as below:

	March 31, 2008	June 30, 2007
Deposits
Demand	$9,944,438	$12,017,560
Money Market	3,031,698	4,191,974
Savings	25,956,959	27,618,061
Certificates of Deposit	39,432,000	47,114,018
IRAs	6,692,584	7,734,278

Total Deposits	$85,057,679	$98,675,891

Federal Home Loan Bank advances increased to $1.5 million at March 31, 2008, from no advances at June 30, 2007, as a result of the need to fund loan demand and replace the maturing of certain certificates of deposit.

Total stockholders’ equity was $30.1 million at March 31, 2008, compared to $31.7 million at June 30, 2007, a decrease of $1.6 million.  This decrease was primarily the result of a net loss for the year-to-date of $2.1 million offset by a decrease in unrealized losses on securities available-for-sale of $199,000 and the release of unearned ESOP shares during the period with a value of $220,000.

 Comparison of Results of Operation for the Three Months and Nine Months Ended March 31, 2008 and 2007

General.  The net loss for the three months ended March 31, 2008, was $1.4 million, an increase in net loss of $1.1 million, from the same period in 2007.  For the nine months ended March 31, 2008, the net loss was $2.1 million, an increase in net loss of $1.5 million, from the same period last year.  The increase in the net loss for the three months ended March 31, 2008, resulted primarily from an increase in the provision for loan losses of $1.1 million, an increase in non-interest expense of $50,000, and a decrease in income tax benefit of $94,000, partially offset by an increase in net interest income of $76,000.  The increase in net loss for the nine months ended March 31, 2008, resulted primarily from an increase in the provision for loan losses of $1.2 million, an increase in non-interest expense of $220,000, a decrease in income tax benefit of $327,000, and a decrease in non-interest income of $69,000 partially offset by an increase in net interest income of $236,000.

Net Interest Income.  Net interest income increased $76,000 to $1.2 million for the three months ended March 31, 2008, from $1.1 million for the same period in 2007.  Net interest income increased $236,000 to $3.6 million for the nine months ended March 31, 2008, from the same period in 2007. The net interest rate spread increased to 3.77% and 3.76% for the three- and nine-months ended March 31, 2007, from 3.16% and 3.37% for the same period in 2007. The net interest margin increased to 4.35% and 4.30% for the three- and nine-month periods ended March 31, 2008, from 3.71% and 3.90% for the same periods in 2007. The increase in the loan portfolio with the reduction in deposits related to the promotional certificates of deposit offered with the opening of two branch locations were the primary cause for the increase in spread and margin.

Interest Income.  Total interest income was $1.7 million for the three months ended March 31, 2008, a decrease of $83,000 from the same period in 2007.  Total interest income increased $154,000 to $5.6 million for the nine months ended March 31, 2008, from $5.4 million for the same period in 2007.  For the three and nine months ended March 31, 2008, average interest-earning assets decreased to $108.5 million and $111.7 million from $116.3 million and $114.1 million for the same period in 2007.  The decrease in interest income was the result of decreases in the securities portfolio and Federal Funds Sold for the respective periods partially offset by an increase in the loan portfolio. The yield on interest-earning assets was 6.40% and 6.63% for the three and nine months ended March 31, 2008, compared to 6.25% and 6.31% for the comparable periods in 2007. While the decrease in yield for the three month period ended March 31, 2008, was reflective of the current general interest rate environment, the increase in yield for the nine month period ended March 31, 2008, was the result of an increase in the loan portfolio with its higher yields compared to the yields on the securities and Federal Funds Sold portfolios.  Because of the increase of non-performing loans, approximately $26,000 less interest income was recorded during the quarter.

Interest Expense.  Total interest expense decreased $159,000 to $582,000 for the three months ended March 31, 2008, as compared to $741,000 for the three months ended March 31, 2007, while interest expense decreased $82,000 to $2.0 million for the nine months ended March 31, 2008, from $2.1 million for the same period in 2007.  The average cost of funds decreased to 2.62% for the three months ended March 31, 2008, from 3.09% for the same period in 2007 as a result of the decreasing rate environment.  The cost of funds for the nine months ended March 31, 2008, decreased to 2.88% from 2.94% for the same period in 2007.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past due or classified loans, the status of past due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other factors related to the collectibility of the loan portfolio.  Groups of smaller-balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Large more complex loans, such as multi-family and larger commercial real estate loans, are evaluated individually for impairment.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.  The allowance for loan losses as a percentage of gross loans outstanding increased to 1.99% at March 31, 2008, from ..79% at June 30, 2007.

The Bank recorded a provision of $1.1 million and $1.2 million, during the three and nine months ended March 31, 2008, respectively, based on management’s estimate of probable incurred losses in the portfolio, which was reflective of an increase in classified credits, impaired credits, changing economic conditions in the Bank’s market areas and the growth and continued change in the composition of the loan portfolio as management continues to emphasize growth in commercial and commercial real estate loans.

The Bank had ten loan relationships that it considers to be impaired as of March 31, 2008, and two loans as of June 30, 2007.  The balance of the impaired loans at March 31, 2008, and June 30, 2007, is $5.1 million and $709,000, respectively.  The valuation allowance on impaired loans as of March 31, 2008, and June 30, 2007, is $1,217,000 and $120,000, respectively.  The increase in impaired loans resulted in an additional provision for loan losses of $1.0 million and $1.1 million for the three and nine months ended March 31, 2008, respectively.  Four of these credits, totaling $1.8 million with valuation allowances of $151,000, are separate commercial real estate loan participations in Florida that have been impacted by current economic and housing conditions in that market.  The remaining six impaired relationships involve a 1-4 family residential loan relationship, a non-owner occupied commercial real estate loan, a construction and development loan, a commercial lease, and two commercial and industrial loans.  During the third quarter, the two largest of these loans, one to a residential builder and one commercial and industrial loan, were classified as impaired and resulted in specific reserves of  $910,000.

The Bank had identified the first of these two largest impaired loans as a potential problem loan as of December 31, 2007.  During the quarter ended March 31, 2008, the Bank released a portion of the residential real estate collateral in exchange for a $576,000 principal reduction to reduce the overall exposure to this credit given the weakening housing market.  Additionally, the Bank received a second lien position on other property.  The Bank established a specific reserve of $440,000 for the remaining loan balance of approximately $975,000.

In addition, the second loan management identified was a commercial and industrial loan secured by receivables.   The balance of the loan at March 31, 2008, was approximately $650,000.  During the quarter ended March 31, 2008, the loan matured.  During the due diligence process for the loan renewal the Bank developed a concern over the collectibility of the receivables securing the loan.  As a result, the Bank has established a specific reserve of approximately $470,000 for this loan as of March 31, 2008.

As of March 31, 2008, all loans considered impaired were on nonaccrual status.

In addition to its periodic and systematic loan review pursuant to the Bank’s loan policy, management performed a detailed review during January 2008, to determine whether the Bank has exposure to any “sub-prime” credit risk and, if so, the amount of that exposure.  Based on that review, management did not identify any such “sub-prime” loans.  In addition, all of the Bank’s mortgage loans secured by 1-4 family properties are traditional, fixed-rate loans.  The Bank’s exposure to the credit risk of adjustable-rate repricing actions is also minimal.

However, while the Bank’s exposure to “sub-prime” credit risk is negligible, the Bank’s concentration of credit secured by real estate, the general decline in real estate values over the last year, and the continued deterioration of general economic conditions in the Bank’s lending markets has resulted in a more conservative approach in our impairment analysis and decisions, which is reflected in part by the significant increase in the loan loss provision this quarter.  If and as real estate values continue to decline, general economic conditions continue to deteriorate,  and/or the financial condition of certain of our borrowers continue to deteriorate, additional impairment may be recognized, which, accordingly, would result in further increases to our allowance for loan losses.  Management continues to manage the Bank’s loan portfolio, specifically our non-performing loans, in an attempt to mitigate this risk.

Non-interest Income.  Non-interest income decreased $1,000 to $147,000 for the three-month period ended March 31, 2008, from the same period in 2007.  The decrease in the three-month period was primarily the result of a $16,000 decrease in loan fee income, offset by increases of $14,000 in service charges on deposit accounts and $1,000 in earnings on the cash surrender value of life insurance.  Non-interest income was $401,000 and $470,000 for the nine-month periods ended March 31, 2008 and 2007, respectively.

Non-interest Expense.  Non-interest expense increased $50,000 to $1.6 million for the three months ended March 31, 2008, from $1.5 million for the same period in 2007. Non-interest expense was $4.9 million and $4.7 million for the nine-month periods ended March 31, 2008, and March 31, 2007, respectively, an increase of $220,000. These increases were primarily due to professional fees of $60,000 and $475,000 associated with the previously disclosed internal investigation conducted by the Company and an increase in professional fees of $35,000 and $49,000 incurred due to additional costs related to third party loan reviews, offset by decreases of $4,000 and $45,000 in supplies, $4,000 and $106,000 in advertising and $32,000 and $123,000 in other expenses for the three and nine months ended March 31, 2008, respectively, as compared to the same periods in 2007.  These decreases were attributable to the new branch openings in August 2006 with no similar activities occurring in the three- and nine-month periods ended March 31, 2008.  Salaries and employee benefits decreased $21,000 and $80,000 for the three- and nine-months ended March 31, 2008, as compared to the same period in 2007.  The decrease in salaries and employee benefits is primarily the result of a reduction in employees and decrease in stock-based compensation expense as a result of forfeited stock awards.

As previously disclosed in our press release dated April 1, 2008, the Company is closing its branch located at 17130 Torrence Avenue, in Lansing, Illinois effective Monday, June 30, 2008.  The decision to close the branch was due primarily to a shrinking customer base in that location given our customers’ clear preference to bank at our other, recently established locations in Frankfort, Illinois and Schererville, Indiana.  The Company estimates that the Bank will recognize a cost savings of approximately $35,000 per month as a result of the branch closing.  A one-time charge to earnings of approximately $125,000 is expected in fiscal year 2008, as a result of the closure.  In addition, the Bank will incur approximately $97,000 in expenses in fiscal year 2009 until the lease expires in February 2009.

Provision for Income Taxes.  The income tax benefit decreased $94,000 and $327,000 for the three- and nine-months ended March 31, 2008, from the comparable period in 2007.  Beginning April 1, 2007, the Company ceased recording tax benefits until net income is recognized to offset these benefits.

Liquidity and Capital Resources

Liquidity.  Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends.  After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost.  Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations.  While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition.  We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements.  We utilize FHLB advances as needed.  At March 31, 2008, there were $1.5 million of FHLB advances outstanding.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash from operating activities were $163,000 and $93,000 for March 31, 2008 and 2007, respectively.  Net cash (used in) from investing activities consisted primarily of disbursements for loan originations and participation interest and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage backed securities.  Net cash used from investing activities were $(4.8) million and $(2.3) million for March 31, 2008 and 2007, respectively.  Net cash (used) from financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and treasury stock purchases.  The net cash used from financing activities was $(12.4) million and $18.1 million at March 31, 2008 and 2007.

From June 30, 2007, through March 31, 2008, the Company received proceeds of $6.7 million from sales, maturities, calls, and paydowns of available-for-sale securities.  These proceeds were primarily reinvested in the loan portfolio.

At March 31, 2008, the Company had outstanding commitments to originate $8.7 million in loan originations, $8.3 million in unfunded lines, and letters of credit outstanding of $515,000.  In addition, as of March 31, 2008, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $40.9 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.  As of March 31, 2008, the Bank had $5.3 million of available credit from the FHLB.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At March 31, 2008, the Bank exceeded each of its capital requirements with ratios of 18.21%, 21.67% and 22.84%, respectively.

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

ROYAL FINANCIAL, INC.

Date: May 15, 2008	By:	/s/Leonard Szwajkowski
Leonard Szwajkowski
Chief Executive Officer and President

Date: May 15, 2008	By:	/s/Jodi A. Ojeda
Jodi A. Ojeda
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.