Form 10KSB
period 2008-06-30
ROYAL FINANCIAL, INC.
filed 2008-09-29
CIK 1303531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

The registrant’s revenues for its most recent fiscal year were $7,764,170.

As of September 25, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $17,643,973 (based on the last sale price of the common stock on the OTC Bulletin Board of $7.70 per share).

The number of shares of Common Stock of the registrant outstanding as of September 25, 2008 was 2,556,490.

Documents Incorporated by Reference:  Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No ☒

ROYAL FINANCIAL, INC.

Form 10-KSB for Fiscal Year Ended

June 30, 2008

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Royal Financial, Inc. (the “Company”) was incorporated under the laws of Delaware on September 15, 2004 for the purpose of serving as the holding company of Royal Savings Bank (the “Bank”) as part of the Bank’s conversion from a mutual to stock form of organization, which was completed on January 20, 2005.  The Bank was founded in 1887 as Royal Savings and Loan Association, and is a community and customer-oriented savings bank organized under the laws of the State of Illinois.  The Bank is engaged in the business of retail banking, with operations conducted through its main office located in Chicago, Illinois and three branch offices located in Chicago and Frankfort, Illinois and Schererville, Indiana. On June 30, 2008, the Bank closed its Lansing, Illinois branch location.

The Bank’s business consists of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, commercial real estate loans, multi-family real estate loans, consumer loans, and to a lesser extent, commercial loans and leases.

Overview of Fiscal 2008

 In an effort to minimize operating expenses, management completed a performance analysis of the entire branch network during fiscal year 2008.  The Bank serves a niche market segment that values relationships over convenience.  A customer mapping and traffic pattern analysis revealed the densely populated areas where the Bank's Lansing customers reside are just as readily served by our other existing branches.  As a result of the analysis, the inefficiencies and lack of growth opportunities relating to the Lansing branch became evident.  Management requested and received approval from federal and state regulators to close the branch on June 30, 2008.  The cost to the Company was approximately $149,000 in one time costs for early termination of the lease and the write-off of assets not yet fully depreciated.  Because of a negotiated agreement with the landlord, all one-time closure costs were expensed in fiscal year 2008 and we expect no further expenses for Lansing in fiscal year 2009.  With this closing, we have eliminated some of our excess branch capacity, which we believe will make the Company more efficient.

The Company also focused on overall non-interest expense reduction exploring all avenues including reductions in staff and benefits, professional, occupancy, contractual and marketing expenses.

As previously disclosed, at the end of the Company’s 2007 fiscal year, we identified certain concerns about the bank’s internal controls as well as certain irregularities concerning the Company’s conversion and initial public offering conducted in 2005.  An investigation into these matters by the Audit Committee of the Company’s Board of Directors was partially concluded in late September 2007, and our previous CEO and President, Donald A. Moll, resigned effective October 3, 2007.  As a result of the investigation, which concluded in January 2008, the Company did not uncover credible evidence of fraud or illegal acts in the connection with the conversion or the IPO.  However, the investigation identified two instances in which certain investors who purchased shares in the offering were later determined to not be eligible to do so.  As a result, the Company repurchased 5,200 shares of stock from these certain investors at the initial public offering price of $10 per share in January, 2008.  For the fiscal year ended June 30, 2008, the Company incurred costs of $540,483 related to the investigation, which are included in non-interest expense.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service.

Highlights of our business strategy are as follows:

•
Personal Relationships.  We were established in Chicago, Illinois in 1887 and have been operating continuously since that time.  We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers.  Our approach is to continue to develop these valued relationships with our customers.

•
Diversification of Loan Portfolio.  At June 30, 2008, our $90.8 million, net loan portfolio consisted primarily of $36.4 million of one- to four-family residential loans, $43.3 million of commercial real estate loans, $8.7 million of commercial loans, $3.7 million of multi-family loans and $710,000 of consumer loans.

•
Offering New Commercial Products and Services.  We continue to develop loan products and services to address the needs of customers.  By continuing to add products and services we expect to diversify our fee income and strengthen our relationships.

•
Strong Capital Position.  Based on our strong capital position we have the ability to follow the Company’s strategic plan, mapped by the Board of Directors which includes the origination of loans, primarily within the community, and maintaining the quality of the Company’s assets.

•
Response to Market Decline.  Some of the real estate markets in which we lend have experienced significant declines in sales volume and decreased property valuations over the past year.   Due to this decline, the Company’s level of nonperforming assets has increased.  We continue to monitor our loan portfolio and work with our borrowers to minimize the impact of the decline in the economy generally, and the real estate market specifically.  Additionally, the Company has strengthened its underwriting standards for loans, increased equity levels required from borrowers, and tightened loan covenant requirements.

•
Maintaining High Levels of Interest Earning Assets.  Our average earning assets were approximately 88.4% of average assets at June 30, 2008. While the current economic downturn and difficulties it presents is unpleasant, the Company continues to monitor its non-performing assets closely.

Market Area and Competition

The Bank is a community-oriented savings bank.  The Bank’s primary deposit gathering efforts and lending activities are concentrated primarily in the communities surrounding its offices, which include southeastern Cook County, Illinois, Will County, Illinois, and Northwest Indiana.

The Bank’s market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector.  The Bank’s Chicago offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds.  Management of the Bank believes that its urban communities are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families.  The Bank’s Frankfort office is located in south suburban Chicago, which consists predominantly of middle income families.  The Schererville office, located in a suburban area of northwest Indiana, also consists primarily of middle to upper-middle income families.

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

Competition for loans comes principally from other financial institutions and mortgage companies in our primary market area.  The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers.  Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.  Competition has increased as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the slowing of refinancing activity.

Lending Activities

General.  At June 30, 2008, our net loan portfolio totaled $90.8 million, representing approximately 78.2% of total assets at that date.  Historically, one of the principal lending activities of the Bank was the origination of one- to four-family residential loans.  The Bank continues to diversify its loan portfolio to include commercial real estate and commercial lending.  Our overall lending philosophy is to:

•	originate commercial real estate loans in our market area,

•	originate one- to four-family residential loans,

•	to a lesser extent, originate multi-family and nonresidential mortgage loans, commercial loans, construction loans and consumer loans in our market area.

At June 30, 2008, one- to four-family residential loans amounted to $36.4 million, or 39.2% of the total loan portfolio.  At June 30, 2008, commercial real estate loans and multi-family loans amounted to $43.3 million and $3.7 million, or 46.7% and 4.0% of the total loan portfolio, respectively.  At June 30, 2008, commercial and consumer loans amounted to $8.7 million and $710,000 or 9.4% and 0.8%, respectively of the total loan portfolio, before net items.

The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations.  Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by the Bank’s competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, legislative and tax policies and governmental budgetary matters.  A savings institution generally may not make loans to any one borrower in an amount that exceeds 25% of its unimpaired capital and surplus.  At June 30, 2008, the Bank’s regulatory limit on loans to one borrower was $6.3 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $5.3 million, $3.0 million, $2.9 million, $2.6 million and $2.2 million.  Each of the Bank’s five largest loans or groups of loans was performing in accordance with its terms at June 30, 2008.

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	June 30,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real estate loans:	(Dollars in thousands)
One- to four-family loans	$36,363	39.17%	$36,757	43.67%	$31,646	40.73%
Commercial real estate loans	43,337	46.68	32,880	39.06	30,025	38.65
Multi-family loans	3,689	3.97	4,768	5.67	5,287	6.81
Total real estate loans	83,389	89.82	74,405	88.40	66,958	86.19
Commercial loans	8,739	9.41	9,237	10.97	10,174	13.10
Consumer loans:
Home Equity loans	591	0.64	343	0.41	363	0.47
Share loans	119	0.13	187	0.22	192	0.24
Total consumer loans	710	0.77	530	0.63	555	0.71
Total Loans	$92,838	100.00%	$84,172	100.00%	$77,687	100.00%
Less:
Deferred loan fees and costs, net	3		6		(39)
Allowance for loan losses	2,060		667		400
Loans receivable, net	$90,775		$83,499		$77,326

Loan Concentrations:  The following table sets forth the concentrations of the loan portfolio by state as of June 30, 2008.

Illinois	71.16%
Indiana	16.02
Michigan	3.72
Florida	3.23
Wisconsin	1.84
Other states combined	4.03
Total	100.00%

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

Under the Bank’s real estate lending policy, a title opinion or a title insurance policy must be obtained for each real estate loan.  The Bank also requires fire and extended coverage casualty insurance in order to protect the properties securing its real estate loans.  Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development.  The Bank frequently requires borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums.  The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.  The Bank’s loan policy authorizes the Senior Vice President-Loans and President/CEO to approve extensions of credit with individual authority up to $500,000 and aggregate authority up to $1.0 million. The Loan Committee, consisting of two outside directors, the Senior Vice President-Loans and the President/CEO is authorized as a committee to approve aggregate extensions of credit up to $2.5 million.  Any aggregate extension of credit over $2.5 million requires approval of the entire Board of Directors.

Maturity of Loan Portfolio.  The following table presents certain information at June 30, 2008 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments.  Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.  The average life of mortgage loans is substantially less than their average contractual terms because of prepayments.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to prepayments as a result of the refinancing of adjustable-rate and fixed-rate loans at lower rates).  Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or the allowance for loan losses.

	At June 30, 2008
	One- to Four-Family	Commercial Real Estate	Multi-family	Commercial	Consumer	Total Loans
	(In thousands)
Amounts Due In:
One year or less	$4,672	$13,871	$342	$3,022	$27	$21,934
More than one year to five years	13,590	22,949	2,076	5,548	318	44,481
More than five years	18,101	6,517	1,271	169	365	26,423
Total amount due	$36,363	$43,337	$3,689	$8,739	$710	$92,838

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2009, that have fixed interest rates or that have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One- to four-family loans	$31,355	$336	$31,691
Commercial real estate loans	21,935	7,531	29,466
Multi-family loans	2,560	787	3,347
Commercial loans	5,464	253	5,717
Consumer loans:
Home Equity loans	591	—	591
Share loans	1	91	92
Total loans	$61,906	$8,998	$70,904

One- to Four-Family Residential Real Estate Loans.  One of the Bank’s primary lending activities is the origination of loans secured by one- to four-family residences.  At June 30, 2008, $36.4 million, or 39.2%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

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

The Bank offers residential mortgage loans with either fixed rates of interest or interest rates which adjust periodically during the term of the loan.  Fixed rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Bank’s fixed rate loans generally are originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors that purchase mortgages in the secondary market.  At June 30, 2008, $33.8 million, or 92.8%, of the Bank’s one- to four-family residential mortgage loans were fixed rate loans.

The following table shows total loans originated, sold, purchased and repaid during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Loan Originations:
Real estate loans:
One- to four-family loans	$4,171	$12,696	$11,079
Commercial real estate loans	8,570	14,538	10,485
Multi-family loans	1,950	1,571	953
Commercial loans	3,631	13,320	2,211
Consumer loans:
Home Equity loans	294	89	286
Share loans	112	119	32
Total Loan Originations	18,728	42,333	25,046
Participations Purchased(1)	4,038	1,847	18,915
Loan Principal Reductions	(14,100)	(37,718)	(18,885)
Increase (decrease) due to other items, net(2)	(1,390)	(289)	(76)
Net increase (decrease) in loan portfolio	$7,276	$6,173	$25,000
_____________
(1)	Participations purchased consist of commercial real estate loans.
(2)	Other items consist of loans in process, deferred fees, unearned interest and allowance for loan losses.

Multi-Family Residential Loans.  The Bank also offers multi-family (over four units) residential loans.  The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80%.  At June 30, 2008, the Bank had $3.7 million in multi-family residential mortgage loans which amounted to 4.0% of the total portfolio.

Commercial Real Estate Loans.  The Bank’s commercial real estate loan portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, retail stores and restaurants generally located within the Chicago MSA and Northwest Indiana.  In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the Midwest and one former Chicago area community bank now located in Florida.  Some of the collateral securing such loans is outside the Chicago MSA, but is still in the Midwest.  Commercial real estate loans amounted to $43.3 million or 46.7% of the total loan portfolio at June 30, 2008.  Participation interest in commercial real estate loans purchased amounted to $9.4 million, or 21.6% of the commercial real estate portfolio at June 30, 2008.  Before purchasing such loans, the Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.

Commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have shorter maturities than one- to four-family residential mortgage loans.  The maximum term of the commercial real estate loans is from 5 to 25 years based on up to a 25-year amortization schedule.  Most have fixed rates, but some have floating rates tied to the Bank’s internal prime rate.

Commercial real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending.  Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties.  In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy.  The Bank generally attempts to mitigate the risks associated with its commercial real estate lending by, among other things, lending using lower loan-to-value ratios in the underwriting process.

Commercial Loans.  At June 30, 2008, commercial loans amounted to $8.7 million, or 9.4% of the loan portfolio.  Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal prime rate or fixed rates of interest.  Commercial loans are made to small to medium-size businesses within the Bank’s market area.  A substantial portion of the Bank’s small business loans are secured by real estate, equipment and other corporate assets.  The Bank also normally obtains personal guarantees from the principals of the borrower with respect to all commercial loans.  In addition, the Bank may extend loans for commercial business purposes, which are secured by a mortgage on the proprietor’s home or the business property.

Consumer Loans.  The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  At June 30, 2008, $710,000, or 0.8% of the total loan portfolio, consisted of consumer loans.  The consumer loans offered include home equity loans and loans secured by deposit accounts in the Bank, which are sometimes referred to as share loans. At June 30, 2008, home equity loans amounted to $591,000, or 0.6% of the total loan portfolio.  These loans are secured by the underlying equity in the borrower’s residence.  As a result, the Bank generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage loan held by the Bank.  If the Bank does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%.  These loans typically have 10-year terms and may have either floating rates of interest tied to the Bank’s internal prime rate or fixed rates of interest. Loans secured by deposit accounts in the Bank amounted to $119,000, or 0.1% of the total loan portfolio at June 30, 2008.  Such deposit account loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on the loan is equal to the interest rate paid on the account plus 3%.  These loans mature on or before the maturity date of the underlying savings account and have five year maximum terms.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  As a matter of policy, the Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest. The Company has enhanced its asset review by increased monitoring of credits by the Board of Directors, loan committee, management and the addition of a full-time credit analyst.  In addition, management continues to stratify the portfolio to better understand and address any risk that may be inherent in the portfolio.

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  The Company did not have any real estate owned at June 30, 2008.

Delinquent Loans.  At June 30, 2008 there were 10 loans totaling $2.4 million which were 30 days or more past due.

Nonperforming Assets.  The following table presents information with respect to the nonperforming assets at the dates indicated.

	At June 30,
	2008	2007	2006
	(Dollars in thousands)
Nonaccruing Loans:
Real estate loans:
One- to four-family loans	$1,358	$—	$—
Commercial real estate loans	2,873	—	—
Multi-family loans	—	—	—
Commercial loans	1,034	—	—
Consumer loans:
Home Equity loans	—	—	—
Share loans	—	—	—
Total nonaccruing loans	5,265	—	—
Impaired loans, including nonaccruing loans	5,265	709	—
Real estate owned(1)	—	—	—
Total nonperforming assets(2)	5,265	709	—
Troubled debt restructurings	—	—	—
Troubled debt restructurings and total nonperforming assets	$5,265	$709	$—
Loans past due over 90 days still on accrual	$—	$226	$—
Total nonperforming loans (3) and troubled debt restructurings as a percentage of total loans	5.67%	0.85%	0.00%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets	4.53%	0.53%	0.00%
_____________
(1)	Real estate owned typically includes other repossessed assets and the balances are shown net of related loss allowances.
(2)	Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.
(3)	Nonperforming loans consist of nonaccruing loans and impaired loans.

Non-accrual loans for the year ended June 30, 2008 were $5.3 million; there were no non-accrual loans for the years ended June 30, 2007 and 2006, respectively.  Foregone interest on non-accrual loans was approximately $182,000 for the year ended June 30, 2008.

The bank had eleven relationships that it considers to be impaired as of June 30, 2008, and two relationships as of June 30, 2007.  As previously disclosed, at March 31, 2008, there were ten loan relationships impaired.

The balance of the impaired loans at June 30, 2008 and June 30, 2007 is $5.3 million and $709,000, respectively.  At March 31, 2008, the balance of impaired loans was $5.1 million.

The specific reserve for impaired loans as of June 30, 2008 and June 30, 2007, was $1.3 million and $120,000, respectively.  At March 31, 2008, the specific reserve for total impaired loans was $1.2 million.  The Bank charged off $120,000 against a loan balance of $244,000 at March 31, 2008 for a previously disclosed impaired loan.

The increase in total impaired loans between June 30, 2008 and June 30, 2007 resulted in an additional provision for loan losses of $1.4 million for the year ended June 30, 2008.

Five of the eleven relationships are separate commercial real estate participations in Florida that have been impacted by current economic and housing conditions in that market.  These credits total $2.5 million with a specific reserve of $265,000.  Four of these five Florida credits are secured by ocean front properties and the remaining credit is a participation with a former Chicago area bank to a residential builder involving a new six unit townhouse development in Ft. Lauderdale, Florida.  This credit had an approximate balance of $729,000 at June 30, 2008 with a specific reserve of $141,000.  These five participation relationships and one owner occupied residential home with a balance of $394,000 on June 30, 2008 represent the Company’s total loan concentration to borrowers in or with respect to property located in the state of Florida.  The residential home loan is for a long term customer of the bank and is paying as agreed.

The remaining six impaired relationships involve a 1-4 family residential loan relationship, a non-owner occupied commercial real estate loan, two construction and development loans, and two commercial and industrial loans.  During the fourth quarter, the two largest of these loans, one to a residential builder and one commercial and industrial loan, were classified as impaired and resulted in specific reserves of $882,000.  The following is a discussion of these two loans:

•
As previously disclosed, on March 31, 2008 the bank released a portion of the residential real estate collateral for one of these loans in exchange for a $576,000 principal reduction to reduce the overall exposure to this credit given the weakening housing market.  On August 20, 2008, the Bank agreed to and received a principal reduction in the amount of $501,000 on this construction and development loan which was classified as impaired at June 30, 2008.  This principal reduction was obtained from the borrower’s sale of a single family home which was part of the collateral securing the loan relationship.  The bank continues to work with this particular loan customer on collecting the remaining impaired balance.

•
In addition, the second loan management identified was a commercial and industrial loan secured by receivables.  The balance of the loan at March 31, 2008 was approximately $650,000.  At June 30, 2008, the loan balance was approximately $590,000 as a result of principal payment that reduced the amount outstanding of the loan.  The specific reserve on this loan has been reduced from $470,000 as of March 31, 2008 to $442,000 at June 30, 2008.

Classified Assets.  Federal regulations and the Illinois Savings Bank Act require that each insured savings institution classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets:  “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  Another category designated “special mention” also must be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.  Assets classified as substandard or doubtful may, based on collateral sufficiency, require the institution to establish general allowances for loan losses.  If all or a portion of an asset is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount.  General loss allowances established to cover inherent losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.  Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses.  At June 30, 2008, the allowance for loan losses was $2.1 million, or 2.3% of the total loan portfolio.  The loan loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans.  Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis.  This includes reviewing delinquency trends, impaired loans, loan to value ratios and types of collateral.  Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis.  Based on these factors, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at June 30, 2008.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect net income.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$167	39.17%	$33	43.67%	$46	40.73%
Commercial real estate loans	1,364	46.68	407	39.06	257	38.65
Multi-family loans	15	3.97	24	5.67	12	6.81
Commercial loans	512	9.41	203	10.97	84	13.10
Consumer loans:
Home equity loans	2	0.64	—	0.41	1	0.47
Share loans	—	0.13	—	0.22	—	0.24
Total	$2,060	100.00%	$667	100.00%	$400	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$667	$400	$286
Charge-offs, net(1)	(135)	—	(13)
Provision for loan losses	1,528	267	127
Balance at end of period	$2,060	$667	$400
Allowance for loan losses as a percent of total loans outstanding	2.27%	0.80%	0.52%
Allowance for loan losses as a percent of total nonperforming loans	39.13%	94.08%	n/a
Ratio of net charge-offs to average loans outstanding	0.15%	0.00%	0.00%
_____________
(1)	In 2008, $135,000 was charged-off related to commercial loans.

Investment Securities

The Bank has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies, government sponsored entities, and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds.  Any material deviation from the investment strategy requires approval by the Board of Directors through the Investment Committee.  At June 30, 2008, the Company did not hold any investment with an aggregate book value or market value in excess of 10% of stockholders’ equity.

The following table sets forth information relating to the amortized cost and fair value of the securities portfolio, all of which are classified as available-for-sale.

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government sponsored entities	$2,000	$2,002	$7,000	$6,922	$11,996	$11,717
Mortgage-backed	688	686	932	907	1,148	1,101
Collateralized mortgage obligations	5,040	5,059	7,445	7,330	8,470	8,245
Corporate debt	—	—	436	436	500	455
Total	$7,728	$7,747	$15,813	$15,595	$22,114	$21,518

The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2008.  The amounts reflect fair value of the securities at June 30, 2008.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	6-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total
	(Dollars in thousands)
U.S. Government sponsored entities(1)	$2,002	3.58%	$—	—%	$—	—%	$—	—%	$2,002
Mortgage-backed	—	—	384	4.26	255	5.18	47	5.03	686
Collateralized mortgage obligations	9	3.30	195	3.95	3,000	4.80	1,855	4.38	5,059

Total	$2,011	3.58%	$579	4.16%	$3,255	4.83%	$1,902	4.40%	$7,747
_____________
(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%.

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

Neither the Company nor the Bank holds any FNMA or FHLMC preferred stock.

Mortgage-backed securities generally yield less than the loans underlying those securities because of their payment guarantees or credit enhancements that offer nominal credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

Collateralized mortgage obligations (CMOs), a type of mortgage-backed security, are bonds that represent claims to specific cash flows from large pools of home mortgages.  The streams of principal and interest payments on the mortgages are distributed to the different classes of CMO interest, known as tranches, according to a complicated deal structure.  Each tranche may have different principal balances, coupon rates, prepayment risks, and maturity dates (ranging from a few months to twenty years).

CMOs are often highly sensitive to changes in interest rates and any resulting change in the rate at which homeowners sell their properties, refinance, or otherwise pre-pay their loans.  Investors in these securities may not only be subjected to this prepayment risk, but also exposed to significant market and liquidity risks.  Despite the current economic environment, no major variations of pre-payment speeds have been apparent since the majority of the remaining securities portfolio is seasoned.  The Bank owns no private label CMOs or mortgage-backed securities.

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

The Bank obtains deposits primarily from residents of Illinois and northwest Indiana.  The Bank has not solicited deposits from outside Illinois and northwest Indiana or paid fees to brokers to solicit funds for deposit.

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

The following table shows the distribution of and certain other information relating to the Bank’s deposits by type as of the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposits
Interest bearing	$8,169	9.74%	$9,641	9.77%	$9,496	12.04%
Non-interest bearing	5,157	6.15	6,569	6.66	6,337	8.03
Savings deposits	25,945	30.93	27,618	27.99	30,237	38.32
Total transaction accounts	39,271	46.82	43,828	44.42	46,070	58.39
Certificate accounts:
1.00% – 1.99%	4,504	5.37	5	—	1,317	1.67
2.00% – 2.99%	13,011	15.51	2,699	2.74	8,551	10.84
3.00% – 3.99%	4,185	4.99	7,174	7.27	13,264	16.81
4.00% – 4.99%	8,583	10.23	18,033	18.27	9,310	11.80
5.00% – 5.99%	14,321	17.08	26,937	27.30	386	0.49
Total certificate accounts	44,604	53.18	54,848	55.58	32,828	41.61
Total deposits	$83,875	100.00%	$98,676	100.00%	$78,898	100.00%

The following table sets forth the savings activities of the Bank during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Total deposits at beginning of period	$98,676	$78,898	$78,107
Net deposits (withdrawals)	(17,191)	16,956	(561)
Interest credited	2,390	2,822	1,352
Total deposits at end of period	$83,875	$98,676	$78,898

The following table shows the interest rate and maturity information for the Bank’s certificates of deposit at June 30, 2008.

	Maturity Date
Interest Rate	One Year or Less	1-2 Years	2-3 Years	Over 3 Years	Total
	(In thousands)
1.00% - 1.99%	$4,505	$—	$—	$—	$4,505
2.00% - 2.99%	10,940	1,371	692	7	13,010
3.00% - 3.99%	3,774	198	63	150	4,185
4.00% - 4.99%	6,343	1,163	527	550	8,583
5.00% - 5.99%	13,516	—	—	805	14,321
Total	$39,078	$2,732	$1,282	$1,512	$44,604

As of June 30, 2008, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $14.6 million.  The following table presents the maturity of these time certificates of deposit at such dates.

June 30, 2008
(In thousands)
3 months or less	$7,726
Over 3 months through 6 months	3,687
Over 6 months through 12 months	1,941
Over 12 months	1,257
$14,611

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

The following table shows certain information regarding the short-term borrowings of the Bank at or for the dates indicated:

	At or for the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank open line of credit:
Average balance outstanding	$1,382	$—	$—
Maximum amount outstanding at any month-end during the period	5,000	—	—
Balance outstanding at end of period	—	—	—
Average interest rate during the period	4.34%	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A

At June 30, 2008 and 2007, the Bank had no outstanding advances from the Federal Home Loan Bank.

Subsidiaries

The Company’s only subsidiary is Royal Savings Bank.  The Bank does not currently have any subsidiaries.

Total Employees

The Bank had 45 equivalent full-time employees at June 30, 2008.  None of these employees are represented by a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

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

The Bank is also subject to a loans-to-one-borrower limitation.  Under the Illinois Savings Bank Act, the total loans and extensions of credit by the Bank to any one person outstanding at one time must not exceed the greater of 25% of the Bank’s total capital plus general loan loss reserves.  In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank’s capital plus general loan loss reserves if secured by readily marketable collateral.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At June 30, 2008, the Bank had $381,000 in FHLB stock, which was in compliance with this requirement.  At June 30, 2008, the Bank had no FHLB advances outstanding.

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

As of June 30, 2008, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

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

The Bank was assigned a “satisfactory” rating as a result of its CRA examination conducted in 2008.

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

The Company is located and conducts its business at the Bank’s main office at 9226 Commercial Avenue, Chicago, Illinois 60617. In addition to the main office, the Bank has branch locations at 10555 South Ewing Avenue, Chicago, Illinois 60617; 19802 S. Harlem Avenue, Frankfort, Illinois 60423; and 713 US Highway 41, Schererville, Indiana 46375. The Company owns the office buildings for the main office and Ewing Avenue locations. The Company leases the branch facilities in Frankfort, Illinois and Schererville, Indiana. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

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

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “RYFL.OB”.  At June 30, 2008, the Company had 390 record holders of its common stock.  The table below shows the reported high and low bid price of the common stock, as reported on the OTC Bulletin Board, and dividends declared during the periods indicated in fiscal 2008 and 2007.

2008
	High	Low	Dividends Declared
First quarter	$15.50	$12.55	N/A
Second quarter	16.90	13.25	N/A
Third quarter	14.25	12.56	N/A
Fourth quarter	13.10	7.60	N/A

2007
	High	Low	Dividends Declared
First quarter	$15.20	$14.50	N/A
Second quarter	16.50	15.00	N/A
Third quarter	17.75	16.00	N/A
Fourth quarter	16.35	15.25	N/A

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

Small Business Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended June 30, 2008 of equity securities that are registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans/Program(1)
04/01/08-04/30/08	—	—	—	96,195
05/01/08-05/31/08	—	—	—	—
06/01/08-06/30/08	—	—	—	—
Total	—	$—	—	96,195
_____________
(1)
On September 20, 2006, the Company received regulatory approval to repurchase up to 5% of its outstanding shares of common stock, or 125,638 shares (the “Program”).  As of June 30, 2008, 29,443 shares of the common stock approved for repurchase under the Program had been purchased.

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

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, Federal Home Loan Bank stock and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, money market deposit accounts and Federal Home Loan Bank borrowings.  Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense.  Noninterest income currently consists primarily of service charges on deposit accounts, increases in the cash surrender value of bank owned life insurance, gains and losses on the sale of securities and miscellaneous other income, including income on rental properties.  Noninterest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional services, directors’ fees, charitable contributions, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

    During fiscal 2008, our assets decreased $16.5 million with a commensurate decrease in our deposits of $14.8 million and our stockholders equity of $1.8 million. These decreases were due to the Company managing its interest rate risk in the current economy by allowing higher priced deposits to runoff in an effort to lower our cost of funds. The loan portfolio continued to increase during the year.

Our net interest margin increased to 4.31% at fiscal year end 2008 from 4.05% at June 30, 2007.  Additionally, our interest rate spread increased to 3.83% during 2008 from 3.57% in 2007.

The Company had a net loss of $2.8 million for the year ended June 30, 2008 compared to a net loss of $1.2 million for the year ended June 30, 2007.  The increase in net loss was primarily due to an increase of $1.3 million in its loan loss provision, an increase in noninterest expense of $266,000, which included the effects of investigation costs of $540,000, and a decrease in the Federal tax benefit of $213,000. These changes were offset to some extent by an increase of $192,000 in net interest income and $6,000 in noninterest income.

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

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of the Company are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  Accounting and reporting policies for the allowance for loan losses and income tax are deemed critical because they involve the use of estimates and require significant management judgments.

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

	At June 30,
	2008	2007	2006
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$116,128	$132,632	$114,279
Cash and cash equivalents	5,925	21,396	4,348
Securities available for sale	7,747	15,595	21,518
Loans receivable, net	90,775	83,499	77,326
Deposits	83,875	98,676	78,898
Total equity	29,897	31,662	32,755
Book value per common share(1)	$12.51	$13.40	$13.95

	Year Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)
Selected Operating Data:
Total interest income	$7,198	$7,377	$5,834
Total interest expense	2,453	2,824	1,354
Net interest income	4,745	4,553	4,480
Provision for loan losses	1,528	267	127
Net interest income after provision for loan losses	3,217	4,286	4,353
Total noninterest income	566	560	1,130
Total noninterest expense	6,534	6,268	4,885
Income (loss) before provision for income taxes	(2,751)	(1,422)	598
Provision (benefit) for income taxes	—	(213)	44
Net income (loss)	(2,751)	(1,209)	554
Basic and diluted earnings per share	(1.16)	(0.51)	0.23
_____________
(1)	Book value per common share is total equity divided by issued shares less treasury stock and non-vested ESOP and RRP stock.

	Year Ended June 30,
	2008	2007	2006
Key Financial Ratios:
Performance Ratios:
Return on average assets	(2.23)%	(0.94)%	0.49%
Return on average equity	(8.84)	(3.70)	1.67
Interest rate spread(1)	3.83	3.57	4.16
Net interest margin(2)	4.31	4.05	4.51
Total noninterest expenses to average total assets	5.29	4.88	4.35
Efficiency ratio(3)	123.02	127.52	96.01
Asset Quality Ratios:
Nonperforming loans to total loans at end of period	5.67%	0.85%	0.00%
Nonperforming assets to total assets at end of period	4.53	0.53	0.00
Allowance for loan losses to total loans at end of period	2.22	0.80	0.52
Allowance for loan losses to total nonperforming loans at end of period	39.13	94.08	n/a
Capital Ratios:
Total capital (to risk-weighted assets) (4)	25.17%	26.88%	30.04%
Tier 1 capital (to risk-weighted assets) (4)	23.90	26.26	29.54
Tier 1 capital (to average assets) (4)	19.05	17.81	21.22
Equity to assets at end of period	25.74	23.87	28.66
_____________
(1)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)
Noninterest expense, excluding the expenses related to the formation of the Royal Charitable Foundation and impairment charges, divided by the sum of net interest income, plus noninterest income, excluding net gain on sales of securities.

(4)	Regulatory capital ratios are disclosed at the Bank level.

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

	Year Ended June 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-Earning Assets:
Loans receivable, net(2)	$92,303	$6,443	6.98%	$77,233	$5,625	7.28%	$74,791	$4,610	6.16%
Securities available for sale(3)	12,539	533	4.25	17,868	718	4.02	21,794	1,009	4.63
Deposits with financial institutions(4)	4,779	220	4.60	17,052	1,024	6.01	2,353	207	8.80
Federal Home Loan Bank stock	350	2	0.68	337	10	3.11	365	8	2.19
Total interest-earning assets	109,971	7,198	6.55	112,490	7,377	6.56	99,303	5,834	5.88
Noninterest-earning assets:	13,454			16,077			13,094
Total assets	$123,425			$128,567			$112,397
Interest-Bearing Liabilities:
Deposits:
Demand	$14,083	92	0.65%	$14,828	$133	0.89	$15,765	109	0.69
Savings	26,268	114	0.43	28,363	280	0.99	30,156	306	1.02
Certificates of Deposit	48,265	2,184	4.53	51,211	2,409	4.70	32,795	937	2.86
Total deposits	88,616	2,390	2.70	94,402	2,822	2.99	78,716	1,352	1.72
Borrowings:
Federal Home Loan Bank advances	1,382	60	4.34	—	—	—	—	—	—
Federal funds purchased	77	3	4.18	36	2	6.00	41	1	2.44
Total interest-bearing liabilities	90,075	2,453	2.72	94,438	2,824	2.99	78,757	1,353	1.72
Noninterest-bearing liabilities:	2,223			1,443			529
Total liabilities	92,298			95,881			79,286
Total equity capital(5)	31,127			32,686			33,111
Total liabilities and equity capital	$123,425			$128,567			$112,397
Net average interest-earning assets	$19,896			$18,051			$20,546
Net interest income; interest rate spread(6)		$4,745	3.83%		$4,553	3.57%		$4,481	4.16%
Net interest margin(7)			4.31%			4.05%			4.51%
Average interest-earning assets to average interest-bearing liabilities	122.09%			119.11%			126.09%
____________
(1)	Yields and rates have been annualized where appropriate.
(2)	Includes nonaccruing loans.
(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits, repurchase agreements and federal funds sold.
(5)	Includes retained earnings and accumulated other comprehensive income/(loss).
(6)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended June 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Yield/Rate	Volume	Total Increase (Decrease)	Total Yield/Rate	Volume	Total Increase (Decrease)
	(In thousands)
Interest-Earning Assets:
Loans receivable, net	$(276)	$1,094	$818	$865	$150	$1,015
Securities available for sale	29	(214)	(185)	(109)	(182)	(291)
Deposits with financial institutions	(13)	(791)	(804)	(475)	1,292	817
Federal Home Loan Bank stock	(8)	—	(8)	2	—	2
Total	(268)	89	(179)	283	1,260	1,543
Interest-Bearing Liabilities:
Deposits:
Demand	(34)	(7)	(41)	30	(6)	24
Savings	(146)	(20)	(166)	(8)	(18)	(26)
Certificates of deposit	(84)	(141)	(225)	944	528	1,472
Total deposits	(264)	(168)	(432)	966	504	1,470
Borrowings:
Federal Home Loan Bank advances	60	—	60	—	—	—
Federal funds purchased	(1)	2	1	1	—	1
Total	(205)	(166)	(371)	967	504	1,471
Increase (decrease) in net interest income	$(63)	$255	$192	$(684)	$756	$72

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Total assets decreased $16.5 million, or 12.44%, to $116.1 million at June 30, 2008 compared to $132.6 million at June 30, 2007. The decrease in total assets resulted primarily from decreases in cash and cash equivalents of $15.5 million, and a decrease in securities available for sale of $7.8 million, offset by an increase in loans receivable of $7.3 million. Total deposits decreased $14.8 million, or 15.00%,  to $83.9 million, at June 30, 2008 compared to $98.7 million at June 30, 2007. The decrease in cash and cash equivalents was used to fund the runoff of higher costing deposits during the year, as the Company continued its effort to control its interest rate risk and improve its interest rate spread. The liquidity generated from the repayments in the securities portfolio was reinvested in loan originations. Total stockholders’ equity decreased $1.8 million, or 5.68%, to $30.0 million at June 30, 2008 compared to $31.7 million at June 30, 2007, primarily due to the net loss for the year of $2.8 million.

Comparison of Results of Operations for the Years Ended June 30, 2008 and June 30, 2007

General.  The Company’s net loss amounted to $2.8 million for the year ended June 30, 2008, compared to a net loss of $1.2 million for the year ended June 30, 2007.  The increase in net loss resulted from an increase in the provision for loan losses of $1.3 million, an increase in noninterest expense of $266,000 and a decrease in the benefit for income taxes of $213,000. These decreases were offset by an increase in net interest income of $192,000 and an increase of $6,000 in noninterest income. Return on average assets was (2.23)% for the year ended June 30, 2008 as compared to (0.94)% for the year ended June 30, 2007.  Return on average equity was (8.84)% and (3.70)% for the years ended June 30, 2008 and 2007, respectively. Equity to assets at June 30, 2008 and 2007 was 25.74% and 23.87%, respectively.

Interest Income.  Interest income decreased by $179,000, or 2.42%, to $7.2 million for the year ended June 30, 2008 from $7.4 million for the same period in 2007.  The decrease in interest income resulted primarily from a decrease in average total interest earning assets of $2.5 million, or 2.22%, to $110.0 million at June 30, 2008 from $112.5 million at June 30, 2007. The average yield on interest earning assets was 6.55% and 6.56% for 2008 and 2007, respectively.

Interest income on loans increased $818,000, or 14.55%, for the year ended June 30, 2008 compared to 2007.  The increase was due to a $15.1 million, or 19.51%, increase in the average balance of loans for the year ended June 30, 2008 compared to 2007, offset by a 30 basis point decrease in the average yield on loans, reflecting the lower interest rate environment during 2008.

Interest income on securities available for sale decreased $185,000, or 25.72%, due primarily to a $5.3 million decrease in the average balance of such securities for the year ended June 30, 2008 compared to 2007, offset by an increase in the average yield on such assets to 4.25% in 2008 from 4.02% in 2007.

Interest income on Federal funds sold and deposit accounts at the FHLB plus dividends on FHLB stock decreased $813,000, or 78.55%, due to a decrease of $12.3 million in the average balance of these securities for the year ended June 30, 2008 compared to 2007 and a decrease in the average yield to 4.33% for the year ended June 30, 2008 from 5.95% in 2007.

Interest Expense.  Interest expense on deposits decreased $432,000, or 15.32%, to $2.4 million for the year ended June 30, 2008 from $2.8 million for the same period in 2007.  The decrease was due to a 29 basis point decrease in the average rates paid on such deposits, to 2.70% for the year ended June 30, 2008 from 2.99% in 2007, in addition to a decrease of $5.8 million, or 6.13%, in the average balance of such deposits for the year ended June 30, 2008 from 2007. Interest expense on borrowings increased $61,000 from $2,000 in 2007 to $63,000 in 2008 due to FHLB advances drawn in 2008.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets, on a tax affected basis, and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $192,000 for the year ended June 30, 2008 compared to the year ended June 30, 2007.  The increase was primarily due to an increase in the net interest rate spread to 3.83% per annum in 2008 from 3.57% per annum in 2007.

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

For the years ended June 30, 2008 and June 30, 2007, the provision for losses on loans totaled $1.5 million and $267,000, respectively.  The increased provision in 2008 was the result of the changing composition of and increase in the size of the loan portfolio, a significant increase in non-performing loans as well as specific allocations made as a result of loans identified as impaired during 2008. The allowance for loan losses was $2.1 million, or 2.22% of total loans, at June 30, 2008, as compared to $667,000, or 0.80% of total loans, at June 30, 2007.  Included in the allowance for loan loss balance were specific allocations to impaired loans of $1.3 million at June 30, 2008 and $120,000 at June 30, 2007.  While the Bank cannot assure that future charge-offs and/or additional provisions will not be necessary, the Bank believes that, as of June 30, 2008, its allowance for loan losses was adequate to cover probable incurred losses.

Management is aware of three credits, presently not impaired, that have recently demonstrated concern.  Two of the three credits are loan participations in the hospitality industry.  The first is a participation loan relating to a commercial property located in the state of Michigan with an approximate balance of $3.0 million, and the second is also a participation loan relating to a commercial property in the Chicagoland area with an approximate balance of $446,000.  There is no further advance availability to these borrowers on these two credits.  Management believes increased credit monitoring of these loans is warranted due to the weakening cash flows of each respective borrower as a result of current economic conditions.  At the present time management believes these loans are adequately secured.

The third credit involves a loan to a single family residential home builder in the Chicagoland area with an approximate balance of $2.5 million as of June 30, 2008.  This credit has the potential of $268,000 in further draw availability subject to bank approval.  The borrower is presently not in compliance with certain loan covenants and we continue to closely monitor this credit.  At the present time management believes this loan is adequately secured.

Noninterest Income.  Noninterest income increased $6,000, or 1.16%, to $566,000 for the year ended June 30, 2008 compared to $560,000 for the same period in 2007.  This increase was primarily due to increases in service charges on deposit accounts of $29,000 and a gain on the sales of securities of $25,000, primarily offset by a $45,000 decrease in fee income from mortgage-banking activity.

Noninterest Expense.  Noninterest expense increased $266,000, or 4.22%, to $6.5 million for the year ended June 30, 2008 compared to $6.3 million for the same period in 2007.  Salaries and employee benefits expense decreased $290,000, or 9.8%, due to a reduction in two executive positions and related benefits. Occupancy and equipment expense increased $3,000. Professional services increased $126,000 primarily as a result of expenses incurred to comply with Sarbanes-Oxley requirements. Costs totaling $540,000 were incurred due to the investigation conducted during 2008 regarding irregularities in connection with the Company’s stock conversion and public offering in 2005. Advertising expenses decreased $162,000 in 2008 from 2007. In 2008 the Company incurred a lease termination penalty of $115,000 and an impairment charge on property and equipment as a result of the closure of the Lansing Branch.

Income Taxes Expense (Benefits).  No tax benefit for the operating loss incurred in 2008 was recorded as the Company remains in a loss position. The benefit recorded for 2007 was $213,000. The net deferred tax asset recorded as of June 30, 2008 and 2007 was $275,359 and $360,913.  The net deferred tax asset represents the taxable income the Company could potentially generate through various tax planning strategies.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total assets increased $18.4 million, or 16.1%, to $132.6 million at June 30, 2007 compared to $114.3 million at June 30, 2006.  The increase in total assets resulted primarily from increases in loans receivable and an increase in premises and equipment, partially offset by decreases in cash and cash equivalents and securities available for sale.  Total deposits increased $19.8 million, or 25.07%, to $98.7 million, at June 30, 2007 compared to $78.9  million at year end 2006.  The increase in cash and cash equivalents of $17.0 million between periods was due to the Company accumulating liquidity to manage its interest rate risk in the then current economic environment. The increase in loans receivable of $6.2 million, or 7.98%, to $83.5 million at June 30, 2007 compared to $77.3 million at June 30, 2006, resulted from an increase in one-to-four family loans and commercial real estate loans. The decrease in securities available for sale of $5.9 million resulted from paydowns, calls and maturities. Total stockholders’ equity decreased $1.0 million, or 3.34%, to $31.7 million at June 30, 2007 compared to $32.8 million at June 30, 2006.

Comparison of Results of Operations for the Years Ended June 30, 2007 and June 30, 2006

General.  The Company’s net income amounted to $1.2 million for the year ended June 30, 2007, compared to net income of $554,000 for the year ended June 30, 2006.  The decrease in net income reflected decreases in net interest income and noninterest income and an increase in the provision for loan losses.  Return on average assets was (0.94)% for the year ended June 30, 2007 as compared to 0.49% for the year ended June 30, 2006.  Return on average equity was (3.70)% and 1.67% for the years ended June 30, 2007 and 2006, respectively.  Equity to assets at June 30, 2007 and 2006 was 23.93% and 28.66%, respectively.

Interest Income.  Interest income increased by $1.5 million, or 26.44%, to $7.4 million for the year ended June 30, 2007 from $5.8 million for the same period in 2006.  The increase in interest income resulted primarily from an increase in average yield on interest earning assets to 6.56% per annum from 5.88% per annum in 2006 and an increase in total interest earning assets of $13.2 million, or 13.28% to $112.5 million for the year ended June 30, 2007 from $99.3 million in 2006.

Interest income on loans increased by $1.0 million, or 22.0%, for the year ended June 30, 2007 compared to 2006.  The increase was due to a $2.4 million, or 3.27%, increase in the average balance of loans for the year ended June 30, 2007 compared to 2006, and a 112 basis point increase in the yield on loans, reflecting a change in the mix of loan products during 2007.

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

Noninterest Expense.  Noninterest expense increased $1.4 million, or 28.31%, to $6.3 million for the year ended June 30, 2007 compared to $4.9 million for the same period in 2006.  Compensation and employee benefits expense increased $683,000 or 29.06%.  The adoption of Statement of Financial Accounting Standards (“SFAS”) 123R effective as of July 1, 2006, resulted in increased compensation and benefit expense of $155,000 during fiscal 2007. In addition, the Bank also hired additional personnel to staff its new branch locations in Frankfort, Illinois and Schererville, Indiana. Operating the two new branch facilities also caused increases in various other expense categories during 2007, including occupancy and equipment expenses. Also impacting noninterest expense was a loss on impairment of securities available for sale. The Bank holds a floating rate corporate bond in its securities portfolio which had a rate of 4.66% at June 30, 2007. The bond is AA- rated by Standard & Poor’s and matures on April 1, 2016. As a result of its evaluation of the security for impairment in connection with the preparation of its year end financial statements, the Company determined that the decline in the fair value of the bond is other than temporary, as it is below market by 13%, has been below market for over two years, and the Company does not intend to hold the security until it recovers. As a result, a $64,075 impairment charge was recorded in the fourth quarter of fiscal 2007.

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

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities and FHLB advances.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank maintains a liquidity ratio substantially above the regulatory requirement.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities were $260,000 and $(4,000) in 2008 and 2007, respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and participation interests and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities.  Net cash provided by (used in) investing activities were $(852,000) and $(1.2) million in 2008 and 2007, respectively.  Net cash from financing activities consisted primarily of the activity in deposit accounts, federal funds purchased, and treasury stock purchases.  The net cash provided by (used in) financing activities was $(14.9) million in 2008 and $18.3 million in 2007.  The decrease in cash flows from deposits was a direct result of the Company allowing higher yielding certificates of deposits to mature without renewing at a rate acceptable to the Company.

In the event of short-term liquidity needs, the Bank may purchase federal funds from correspondent banks with a combined limit of $10 million.  However, funds availability is not a committed line of credit and is dependent on lender availability.  Funds may also be advanced from a borrowing line of $7.6 million with the Federal Home Loan Bank of Chicago.  Potential advance availability is based on the current position of our capital stock holdings and eligible collateral currently pledged to FHLB ..  Additional stock and collateral may be purchased or provided to increase overall potential advance availability.   With the recent housing crisis developments, many funds providers, including the FHLB, have instituted additional monitoring systems.

The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2008, the Bank exceeded each of its capital requirements with ratios of 19.14%, 23.10%, and 24.26%, respectively.

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

At June 30, 2008, the Bank had outstanding commitments to originate $1.5 million in loans, customer unused lines of credit of $14.3 million.  The total amount of certificates of deposit that were scheduled to mature in the following 12 months was $39.1 million.  Standby letters of credit equaled $505,000 at June 30, 2008.

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

Our Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon earning a higher yield on assets than the rates we pay on deposits and borrowings and sustaining this positive interest rate spread during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap,” provides an indication of how an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

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

None.

ITEM 8A.                      CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)           Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective based on the criteria established in the Internal Control-Integrated Framework.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)           Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.                      OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)           Directors.  The information required in response to this item regarding the Company’s directors will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on October 31, 2008, under the captions “Beneficial Ownership”; “Election of Directors—Information with Respect to Nominees for Director,” “—Members of the Board of Directors Continuing in Office,” “Board Meetings,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

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

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Proxy Statement under the caption “Beneficial Ownership” and the information included therein is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2008 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in columns (a) and (b)) (c)
Equity compensation plans approved by security holders	139,605	$13.93	122,250
Equity compensation plans not approved by security holders	—	—	—
Total	139,605	$13.93	122,250

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the captions “Transactions with Related Persons” and “Election of Directors—Director Independence” and the information included therein is incorporated herein by reference.

ITEM 13.	EXHIBITS

The exhibits included as a part of this Form 10-KSB are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 2 – Ratification of Independent Public Accountants” and the information included therein is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Royal Financial, Inc. and Subsidiary
Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Royal Financial, Inc. and Subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Financial, Inc. and Subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                    /s/ Crowe Horwath LLP

Oak Brook, Illinois
September 29, 2008

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 and 2007

Assets	2008	2007
Cash and noninterest bearing balances in financial institutions	$3,692,777	$3,629,356
Interest bearing balances in financial institutions	68,126	5,140,346
Federal funds sold	2,163,946	12,626,252
Total cash and cash equivalents	5,924,849	21,395,954
Securities available for sale	7,747,047	15,595,283
Loans receivable, net of allowance for loan losses of $2,060,000 in 2008 and $667,105 in 2007	90,775,183	83,498,883
Federal Home Loan Bank stock, at cost	381,300	340,500
Cash surrender value of life insurance	4,933,722	4,741,698
Premises and equipment, net	5,534,815	5,933,862
Accrued interest receivable	454,922	508,835
Other assets	376,277	616,696
Total assets	$116,128,115	$132,631,711

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$83,875,204	$98,675,891
Advances from borrowers for taxes and insurance	545,518	571,730
Accrued interest payable and other liabilities	1,167,569	753,988
Common stock in ESOP subject to contingent repurchase obligation	643,264	968,070
Total liabilities	86,231,555	100,969,679

Stockholders’ equity
Preferred stock $0.01 par value per share, authorized 1,000,000 shares, no issues are outstanding	—	—
Common stock, $0.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at June 30, 2008 and 2007	26,450	26,450
Additional paid-in capital	24,672,588	24,169,282
Retained earnings	8,759,470	11,510,299
Treasury stock, 89,568 shares and 69,498 shares, at cost	(1,326,286)	(1,057,698)
Accumulated other comprehensive income (loss), net of tax	12,376	(143,372)
Unearned ESOP shares	(1,604,774)	(1,874,859)
Reclassification of ESOP shares	(643,264)	(968,070)
Total stockholders’ equity	29,896,560	31,662,032

Total liabilities and stockholders’ equity	$116,128,115	$132,631,711

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2008 and 2007

	2008	2007
Interest income
Loans	$6,443,127	$5,624,628
Securities, taxable	532,986	717,516
Federal funds sold and other	221,931	1,034,770
Total interest income	7,198,044	7,376,914
Interest expense
Deposits	2,389,667	2,821,984
Borrowings	63,531	2,151
Total interest expense	2,453,198	2,824,135
Net interest income	4,744,846	4,552,779
Provision for loan losses	1,527,971	267,105
Net interest income after provision for loan losses	3,216,875	4,285,674

Noninterest income
Service charges on deposit accounts	287,696	258,555
Gain on sales of securities, net	25,325	—
Mortgage-banking fees	11,067	55,567
Earnings on bank-owned life insurance	192,024	187,977
Other	50,014	57,563
Total noninterest income	566,126	559,662

Noninterest expense
Salaries and employee benefits	2,737,505	3,034,293
Occupancy and equipment	1,250,715	1,247,280
Data processing	422,650	404,682
Professional services	703,506	577,546
Investigation costs	540,483	—
Director fees	131,000	136,800
Supplies	60,733	108,849
Advertising	101,963	263,959
Insurance premiums	79,599	80,115
Loss on impairment of securities available for sale	—	64,075
Lease termination penalty	115,000	—
Loss on property and equipment impairment	34,001	—
Other	356,675	350,230

Total noninterest expense	6,533,830	6,267,829

Loss before income taxes	(2,750,829)	(1,422,493)
Benefit for income taxes	—	(213,485)
Net loss	$(2,750,829)	$(1,209,008)
Basic and diluted loss per share	$(1.16)	$(0.51)

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended June 30, 2008 and 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned RRP Shares	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2006	$26,450	$24,739,005	$12,719,307	$(783,611)	$(393,231)	$(897,072)	$(2,140,299)	$(617,872)	$32,652,677
Comprehensive income (loss)
Net loss	–	–	(1,209,008)	–	–	–	–	–	(1,209,008)
Net increase in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	–	–	–	–	249,859	–	–	–	249,859
Total comprehensive loss									(959,149)

Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	–	–	–	–	–	–	–	(350,198)	(350,198)
Reclassification of RRPS in conjunction with adoption of SFAS 123(R)	–	(897,072)	–	–	–	897,072	–	–	–
Release of 21,160 of unearned ESOP shares	–	57,250	–	–	–	–	265,440	–	322,690
Issuance of 5,000 shares to RRP plan	–	(74,250)	–	74,250		–	–	–	–
Tax benefit on RRP shares vested	–	8,529	–	–	–	–	–		8,529
Exercise of 2,645 stock options, including the realization of tax benefits of $1,844	–	(668)	–	39,278	–	–	–	–	38,610
Purchase of 24,243 Treasury shares at cost	–	–	–	(387,615)	–	–	–	–	(387,615)
Stock-based compensation	–	336,488	–	–	–	–	–	–	336,488

Balance at June 30, 2007	26,450	24,169,282	11,510,299	(1,057,698)	(143,372)	–	(1,874,859)	(968,070)	31,662,032

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at June 30, 2007	$26,450	$24,169,282	$11,510,299	$(1,057,698)	$(143,372)	$(1,874,859)	$(968,070)	$31,662,032
Comprehensive income (loss)
Net loss	–	–	(2,750,829)	–	–	–	–	(2,750,829)
Net increase in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	–	–	–	–	155,748	–	–	155,748
Total comprehensive loss								(2,379,950)

Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	–	–	–	–	–	–	324,806	324,806
Release of 21,160 of unearned ESOP shares	–	9,863	–	–	–	270,085	–	279,948
Issuance of 6,290 shares to RRP plan		(93,406)	–	93,406	–	–	–	–
Forfeiture of 21,160 shares from the RRP plan	–	309,994	–	(309,994)	–	–	–	–
Purchase of 5,200 Treasury shares at cost	–	–	–	(52,000)	–	–	–	(52,000)
Stock-based compensation	–	276,855	–	–	–	–	–	276,855

Balance at June 30, 2008	$26,450	$24,672,588	$8,759,470	$(1,326,286)	$12,376	$(1,604,774)	$(643,264)	$29,896,560

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(2,750,829)	$(1,209,008)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	462,206	440,536
Net amortization of securities	20,191	(29,172)
Amortization of net deferred loan costs	(3,538)	44,930
Provision for loan losses	1,527,971	267,105
Bank-owned life insurance income	(192,024)	(187,977)
ESOP expense	279,948	322,690
Gain on sale of securities, net	(25,325)	—
Loss on impairment of securities available for sale	—	64,075
Lease termination penalty	115,000	—
Loss on property and equipment impairment	34,001	—
Loss on sale of equipment	2,815	—
Stock-based compensation	276,855	336,488
Change in accrued interest receivable and other assets	214,097	(364,199)
Change in other accrued interest payable and liabilities	298,581	310,170
Net cash from operating activities	259,949	(4,362)

Cash flows from investing activities
Proceeds from maturities, calls, and paydowns of securities available for sale	7,628,103	8,211,016
Proceeds from the sale of securities available for sale	461,250	—
Purchase of securities available for sale	—	(2,003,129)
Purchase of Federal Home Loan Bank stock	(40,800)	(17,508)
Redemption of Federal Home Loan Bank stock	—	22,921
Change in loans receivable	(4,762,665)	(4,638,421)
Purchase of loan participations	(4,038,068)	(1,846,563)
Purchase of premises and equipment, net of disposals	(99,975)	(971,979)
Net cash from investing activities	(852,155)	(1,243,663)

Cash flows from financing activities
Net increase (decrease) in deposits	(14,800,687)	19,778,144
Net decrease in federal funds purchased	—	(1,225,404)
Purchase of treasury stock	(52,000)	(387,615)
Proceeds from the exercise of stock options, including tax benefits	—	38,610
Net increase (decrease) in advances from borrowers for taxes and insurance	(26,212)	92,024

Net cash from financing activities	(14,878,899)	18,295,759

Net change in cash and cash equivalents	(15,471,105)	17,047,734
Cash and cash equivalents:
Beginning of the year	21,395,954	4,348,220
End of the year	$5,924,849	$21,395,954

Supplemental cash flow information:
Interest paid	$1,885,701	$2,825,016
Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$643,264	$968,070

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Royal Financial, Inc. (“the Company”) and its wholly owned subsidiary, Royal Savings Bank (“the Bank”).  All significant intercompany transactions and balances are eliminated in consolidation.

Nature of Business:  The primary business of the Company is the ownership of the Bank.  Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and two branches, which are located in Chicago and Frankfort, Illinois, and its third branch in Schererville, Indiana.  The Bank’s primary services include accepting deposits, making loans, and investing in securities.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In determining if losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Participations purchased consist primarily of commercial and commercial real estate loans in Chicago, Northwest Indiana, Michigan, and Florida.  The Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key officers.  Upon adoption of EITF 06-5, which is discussed further below, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, we recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

surrender a policy. The adoption of EITF 06-5 on July 1, 2008 had no impact on our company’s financial condition or results of operation.

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives.  Buildings and improvements are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or useful life of the improvement.  Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

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

Stock Compensation: The Company records stock-based compensation using the fair value method and amortizes the expense over the vesting period in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

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

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of stockholders’ equity.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share:  Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period. ESOP shares and restricted stock are considered outstanding for this calculation unless unearned.  Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options and stock awards.

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

Adoption of New Accounting Standards:  The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of July 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s consolidated financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois and Indiana. The Company is no longer subject to examination by taxing authorities for years before 2005.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at July 1, 2007.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value of all written loan commitments that are accounted for a fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption on July 1, 2008, did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on July 1, 2008.  The impact of adoption on July 1, 2008, did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting.  This statement requires increased qualitative, quantitative, and credit-risk disclosures.  SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents included the following accounts as of June 30 with amounts in excess of Federal Deposit Insurance Corporation (FDIC) limits of $100,000. Balances in excess of $100,000 do not have insurance coverage. Balances as of June 30 approximated:

	2008	2007
Bank of America	$1,111,000	$7,560,000
Zions Bank	3,558,000	7,346,000
Federal Home Loan Bank of Chicago	68,000	5,140,000

NOTE 3 – SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at June 30, 2008 and 2007:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2008
U.S. government-sponsored entity	$2,001,640	$1,640	$—
Mortgage-backed	686,282	1,647	(4,114)
Collateralized mortgage obligations	5,059,125	20,148	(568)

Total	$7,747,047	$23,435	$(4,682)

2007
U.S. government-sponsored entity	$6,922,120	$—	$(77,743)
Mortgage-backed	907,072	323	(24,954)
Collateralized mortgage obligations	7,330,166	120	(114,976)
Corporate	435,925	—	—
Total	$15,595,283	$443	$(217,673)

The fair value of securities available for sale at year-end 2008 by contractual maturity was as follows.  Securities not due at a single maturity date, mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Fair Value
Due in one year or less	$2,001,640
Due from one to five years	—
Due from five to ten years	—
Mortgage-backed	686,282
Collateralized mortgage obligations	5,059,125
Total	$7,747,047

Sales of securities available for sale were as follows:

	2008	2007
Proceeds	$461,250	$—
Gross gains	25,325	—
Gross losses	—	—

NOTE 3 – SECURITIES (continued)

Securities with unrealized losses at June 30, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2008
U.S. government-sponsored entity	$—	$—	$—	$—	$—	$—
Mortgage-backed	—	—	481,465	(4,114)	481,465	(4,114)
Collateralized mortgage obligations	—	—	537,760	(568)	537,760	(568)
	$—	$—	$1,019,225	$(4,682)	$1,019,225	$(4,682)
2007
U.S. government-sponsored entity	$—	$—	$6,922,120	$(77,743)	$6,922,120	$(77,743)
Mortgage-backed	—	—	827,868	(24,954)	827,868	(24,954)
Collateralized mortgage obligations	1,670,503	(14,263)	5,614,491	(100,713)	7,284,994	(114,976)

	$1,670,503	$(14,263)	$13,364,479	$(203,410)	$15,034,982	$(217,673)

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

Unrealized losses on mortgage-backed and collateral mortgage obligation securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and liquidity in the capital markets.  The fair value is expected to recover as the securities approach their maturity date.

NOTE 4 – LOANS

At June 30, 2008 and 2007, loans receivable consisted of the following:

	2008	2007
Real estate loans
One-to-four-family	$36,362,454	$36,756,599
Commercial	43,337,424	32,880,378
Multi-family	3,688,999	4,768,442
Total real estate loans	83,388,877	74,405,419
Commercial loans	8,738,738	9,237,266
Consumer loans
Home equity loans	591,347	342,492
Other	119,067	187,195
Total consumer loans	710,414	529,687
Less:
Net deferred loan fees	2,846	6,384
Allowance for loan losses	2,060,000	667,105
Loans, net	$90,775,183	$83,498,883

A summary of changes in the allowance for loan losses for the years ended June 30, 2008 and 2007 is as follows:

	2008	2007
Balance at beginning of year	$667,105	$400,000
Provision for loan loss	1,527,971	267,105
Chargeoffs	(135,076)	—
Recoveries	—	—
Balance at end of year	$2,060,000	$667,105

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30:

	2008	2007

Year-end loans with allocated allowance for loan losses	$3,745,680	$242,000
Year-end loans with no allocated allowance for loan losses	1,519,334	467,000
Total	$5,265,014	$709,000

Amount of the allowance for loan losses allocated	$1,285,000	$120,000

	2008	2007

Average of individually impaired loans during the year	$2,564,173	$59,083
Interest income recognized during impairment	—	6,718
Cash-basis interest income recognized	—	3,682

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2008	2007

Loans past due 90 days still on accrual	$—	$225,733
Nonaccrual loans	5,265,014	—

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment as of June 30, 2008 and 2007 are as follows:

	2008	2007
Land	$1,044,286	$1,014,635
Buildings and improvements	5,053,496	5,049,121
Furniture and equipment	2,157,135	2,223,027
Leasehold improvements	773,721	773,721
Total cost	9,028,638	9,060,504
Less accumulated depreciation	3,493,823	3,126,642
	$5,534,815	$5,933,862

Depreciation expense was $462,000 and $441,000 for the years ended June 30, 2008 and 2007, respectively.

The Company leased an office facility in Lansing, Illinois from an unrelated third party, the terms of which were terminated by the Company in June 2008. Insurance, real estate taxes, and certain other operating expenses applicable to the leased premises, in addition to the monthly minimum payments, were paid by the Company. The contractual lease term was set to expire February 2009 with renewal options available at the discretion of the Company. During June 2008, the Company gave notice to the lessor that it intended to terminate the lease early. In conjunction with that lease termination, the Company incurred a termination fee equal to the base rent, real estate taxes, and certain other operating expenses applicable to the leased premises for the six-month period succeeding the effective termination date, or approximately $115,000.  In conjunction with that lease termination, certain leasehold improvements and furniture and fixtures became impaired during June 2008. These assets had a net book value of approximately $34,000 and were written off. Assets with a net book value of approximately $19,000 at June 30, 2008 were transferred to other Bank facilities.

During 2008, the Bank leased two additional (other than Lansing) branch locations:  Frankfort, Illinois and Schererville, Indiana, under noncancelable operating leases with lease terms which expire in 2009 and 2011.  The Frankfort lease has two one-year options and a five-year option remaining, and the Schererville lease has one five-year option remaining.  Rent expense was $328,000 and $346,000 for the year ended June 30, 2008 and 2007, respectively.  The leases provide that the Bank pays real estate taxes, insurance, and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments.

Rent commitments under noncancelable operations leases were as follows, assuming exercise of certain renewable options through 2016, for the 12 months ended June 30:

2009	$159,000
2010	166,000
2011	175,000
2012	182,000
2013	189,000
Thereafter	570,000
Total	$1,441,000

NOTE 6 – DEPOSITS

Deposit account balances as of June 30, 2008 and 2007 are summarized as follows:

	2008	2007
Savings	$25,944,633	$27,618,061
NOW accounts	4,804,409	5,449,016
Non-interest-bearing checking	5,157,209	6,568,545
Money market	3,364,538	4,191,973
	39,270,789	43,827,595
Certificates of deposit	38,010,315	47,114,018
Individual retirement accounts	6,594,100	7,734,278
	44,604,415	54,848,296
	$83,875,204	$98,675,891

Time deposits of $100,000 and over totaled $14,610,950 and $17,800,978 at June 30, 2008 and 2007, respectively.

At June 30, 2008, scheduled maturities of certificates of deposit and individual retirement accounts are as follows for the 12 months ended June 30, 2008:

2009	$39,077,847
2010	2,732,176
2011	1,282,491
2012	987,028
2013	523,658
Over 5 Years	1,215
Total	$44,604,415

NOTE 7 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2008	2007
Current
Federal	$(5,320)	$20,670
State	—	—
	(5,320)	20,670
Deferred	(1,070,789)	(500,361)
Change in valuation allowance	1,076,109	266,206
	$—	$(213,485)

NOTE 7 – INCOME TAXES (continued)

Deferred tax assets (liabilities) are comprised of the following at June 30:

	2008	2007
Federal net operating loss carryforward	$718,722	$237,598
Bad debts	700,400	226,816
Deferred compensation	16,689	19,494
Charitable contribution carryover	209,706	209,411
Impairment of securities available for sale	-	21,786
Stock option and RRP	155,085	120,531
State NOL carryforward	303,681	245,457
Accrued rent, vacation and other	5,415	84,228
Unrealized loss on securities available for sale	—	73,858
Gross deferred tax assets	2,109,698	1,239,179
Depreciation and other	(72,048)	(196,691)
FHLB stock dividends	(32,643)	(34,412)
Unrealized gain on securities available for sale	(6,376)	—
Gross deferred tax liabilities	(111,067)	(231,103)
Valuation allowance for deferred tax assets	(1,723,272)	(647,163)
Net deferred tax assets (liabilities)	$275,359	$360,913

The difference between the provision (benefit) for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 34% to income (loss) before income taxes is reconciled as follows for the year ended June 30:

	Year Ended June 30,
	2008	2007
Income taxes (benefit) computed at the statutory rate	$(935,282)	$(483,648)
Valuation allowance	1,076,109	266,206
Earnings on life insurance and other, net	(140,827)	3,957
Total provision (benefit) for income taxes	$—	$(213,485)

At June 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $2.1 million and $6.4 million, respectively, expiring between 2008 and 2027.  At June 30, 2007 these amounts approximated $699,000 and $5.1 million, respectively.  A valuation allowance has been established for the state net operating loss carryforwards as the Company believes it is more likely than not that they will not be realized.

Also at June 30, 2008 and 2007, the Company has charitable contribution carryforwards of approximately $617,000 and $616,000.  These contributions have a five-year life and are used on a last in, first out basis.  In addition, these contributions are subjected to a tax return deduction limitation of 10% of taxable income on an annual basis.  The Company has continually evaluated this carryforward and, based on an estimate of future taxable income during the period when these contributions can be used, the Company has determined that a valuation allowance of $210,000 and $209,000 is appropriate as of June 30, 2008 and 2007.

In addition at June 30, 2008, the Company has established a valuation allowance in the amount of $1,209,000 for the majority of the remaining net deferred tax assets based on all analysis that shows at this point in time it is more likely than not that a portion of these deferred tax assets will not be realized.  The Company will continue to evaluate its deferred tax position and make adjustments as necessary.

NOTE 7 – INCOME TAXES (continued)

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income a provision for bad debts that differs from the provision charged to income on the financial statements.  Retained earnings at June 30, 2008 include approximately $1.3 million for which no deferred federal income tax liability has been recorded.  This deferred federal income tax liability approximates $445,000.  If the Bank were liquidated or otherwise ceases to be a bank or if tax laws change, the $445,000 would be recorded as expense.

NOTE 8 – EMPLOYEE BENEFITS

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

During 2008 and 2007, 21,160 shares and 21,160 shares, with a fair value of $13.23 and $15.25 per share, were committed to be released, resulting in ESOP compensation expense of $280,000 and $323,000, respectively.  Contributions to the ESOP for repayment of principal and interest were $403,000 and $423,000 for 2008 and 2007, respectively.

	June 30, 2008	June 30, 2007
Allocated shares	84,640	63,480
Unallocated shares	126,960	148,120
Total ESOP shares	211,600	211,600
Fair value of unallocated shares	$964,896	$2,258,830
Fair value of allocated shares subject to repurchase obligation	$643,264	$968,070

The Company sponsors a defined-contribution plan covering substantially all employees.  Contributions for the profit-sharing plan are determined by the Board of Directors.  There were no contributions to the profit-sharing plan during 2008 and 2007.

The Bank has a deferred compensation plan pursuant to which a current director of the Company and the Bank is entitled to receive $1,000 per month for life as a former employee of the Bank and a director of the Bank prior to its stock conversion.  The present value of these agreements was recorded based on life expectancy and a discount rate of 7%.  At June 30, 2008 and 2007, a liability of approximately $49,000 and $57,000 remained and was included in accrued interest payable and other liabilities in the consolidated statements of financial condition.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two share-based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $277,000 and $336,000 for 2008 and 2007. The total income tax benefit was $94,000 and $114,000, respectively.

Stock Option Plan:

The Company’s 2005 stock option plan (the Plan), which is stockholder-approved, permits the grant of options to purchase shares of the Company’s common stock to its employees and directors of up to 264,500 shares of common stock.  At June 30, 2008, there are 122,250 of shares available for future grants under this plan.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally have vesting periods of 5 years and have 10-year contractual terms.  The Company has a policy of using shares held as treasury stock to satisfy option exercises.  Currently, the Company has a sufficient number of treasury shares to satisfy expected option exercises.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2008	2007
Risk-free interest rate	4.65%	5.10%
Expected term	7	7
Expected stock volatility	13	20
Dividend yield	0%	0%

A summary of the activity in the stock option plan for 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	163,410	$13.99
Granted	13,225	13.15
Exercised	—
Forfeited or expired	(37,030)	13.90
Outstanding at end of year	139,605	13.93	7.58	$—
Exercisable at end of year	46,965	13.98	7.39	$—
Vested or expected to vest at end of year	139,605	$13.93	7.58	$—

NOTE 9 – STOCK-BASED COMPENSATION (continued)

Information related to the stock option plan during each year follows:

	2008	2007
Intrinsic value of options exercised	$—	$3,571
Cash received from option exercises	—	36,766
Tax benefit realized from option exercises	—	1,844
Weighted average fair value of options granted	4.00	5.33

As of June 30, 2008, there was approximately $350,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.7 years.

Forfeitures for options granted prior to 2007 were recognized as they occurred.  Beginning July 1, 2007, the Company is estimating the impact of future forfeitures consistent with the provision of FAS 123(R).

Share Award Plan:

A Recognition and Retention Plan (“RRP”) provides for issue of shares of restricted stock to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock.  These shares vest over a five-year period.  Prior to July 1, 2007, the unamortized cost of shares not yet earned (vested) was reported as a reduction of shareholders’ equity.  Upon adoption of FAS 123(R), the unamortized cost of shares not yet awarded was reclassified to additional paid-in capital.  As of June 30, 2008, 36,320 shares could still be granted under the plan.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2007	47,320	$14.03
Granted	6,290	13.21
Vested	(10,522)	14.02
Forfeited	(4,232)	13.90
Nonvested at June 30, 2008	38,856	$13.91

As of June 30, 2008, there was approximately $428,000 of total unrecognized compensation cost related to outstanding nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.7 years.  The total fair value of shares vested during the years ended June 30, 2008 and 2007 was $80,000 and $226,000, respectively.

NOTE 10 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2007:

	2008	2007
Basic and diluted loss per share
Net loss for the year ended June 30	$(2,750,829)	$(1,209,008)
Weighted average common shares outstanding	2,367,822	2,357,228
Basic and diluted loss per share	$(1.16)	$(0.51)

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

At June 30, 2008 and 2007, commitments to extend credit were approximately:

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$300,000	$14,000,000	$390,000	$9,970,000
Commitment to fund loans	1,500,000	—	3,254,000	11,680,000

Fixed rate commitments have rates ranging from 5.50% to 6.50% and 7.38% to 9.25% at June 30, 2008 and 2007, respectively.  The commitments have terms of up to 90 days.  Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments.  Collateral may be obtained upon exercise of a commitment.  The amount of collateral is determined by management and may include commercial and residential real estate and other business and consumer assets.

At June 30, 2008 and 2007, the Company had standby letters of credit of $505,000 and $136,000.  These are considered financial guarantees under FASB Interpretation 45.  The fair value of these guarantees was not considered material.

The Company’s primary financial instruments where concentrations of credit risk may exist are loans.  The Company’s principal loan customers are located on the southeast side of Chicago and surrounding suburbs.  In addition, the Company has loans in the states of Michigan, Florida, and Wisconsin.  Most loans are secured by specific collateral, including residential and commercial real estate.

NOTE 12 – REGULATORY MATTERS

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

At year end, the Bank’s actual capital levels and minimum required levels (dollars in thousands) were as follows:
	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk-weighted assets)	$23,439	25.17%	$7,451	8.00%	$9,680	10.00%
Tier I capital (to risk-weighted assets)	22,264	23.90	3,725	4.00	5,808	6.00
Tier I capital (to average assets)	22,264	19.05	4,674	4.00	5,841	5.00

2007
Total capital (to risk-weighted assets)	$23,881	26.88%	$7,108	8.00%	$8,885	10.00%
Tier I capital (to risk-weighted assets)	23,334	26.26	3,554	4.00	5,331	6.00
Tier I capital (to average assets)	23,334	17.81	5,241	4.00	6,551	5.00

The Bank was categorized by its regulators as well capitalized at June 30, 2008 and 2007.  Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category at June 30, 2008.

NOTE 13 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components were as follows:

	2008	2007
Unrealized holding gains (losses) on securities available for sale	$261,308	$314,500
Less reclassification adjustments for net gains recognized in income	(25,325)	—
Net unrealized gains (losses)	235,983	314,500
Loss on impairment of securities available for sale	—	64,075
Tax expense	80,235	128,716
Other comprehensive income	$155,748	$249,859

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the fiscal year ended June 30, 2008 were as follows:

Beginning balance	$180,703
New loans	—
Repayments	(29,783)
Ending balance	$150,965

Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $474,000 and $1,186,000, respectively.

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,925	$5,925	$21,396	$21,396
Securities available for sale	7,747	7,747	15,595	15,595
Loans, net	90,775	90,715	83,499	82,219
FHLB stock	381	n/a	341	n/a
Accrued interest receivable	455	455	509	509
Financial liabilities
Deposits	$(83,875)	$(81,304)	$(98,676)	$(98,711)
Advances from borrowers for taxes and insurance	(546)	(546)	(572)	(572)
Accrued interest payable	(649)	(649)	(81)	(81)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, advances from borrowers for taxes and insurance, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit risk on loans.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not material.

NOTE 16 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Royal Financial, Inc. follows:

CONDENSED BALANCE SHEETS

	June 30, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$5,984,012	$6,909,650
Investment in bank subsidiary	22,424,890	23,191,074
ESOP loan	1,604,484	1,871,898
Land	686,556	656,904
Other assets	126,058	157,024
Total assets	$30,826,000	$32,786,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$286,176	$156,448
Common stock in ESOP subject to contingent repurchase obligation	643,264	968,070
Stockholders’ equity	29,896,560	31,662,032
Total liabilities and stockholders’ equity	$30,826,000	$32,786,550

CONDENSED STATEMENT OF INCOME

	Year Ended June 30, 2008	Year Ended June 30, 2007
Income
Interest on ESOP loan	$136,084	$155,100
Other income	5,000	—
Total income	141,084	155,100
Expense
Salaries and employee benefits	162,920	—
Occupancy and equipment	32,079	—
Data processing	832	—
Professional fees	588,253	278,895
Investigation costs	540,483	—
Director fees	161,700	—
Other	5,854	1,406
Total expense	1,492,121	280,301
Loss before income tax expense and undistributed subsidiary loss	(1,351,037)	(125,201)
Income tax expense	—	(57,615)
Equity in undistributed subsidiary loss	(1,399,792)	(1,026,192)
Net loss	$(2,750,829)	$(1,209,008)

NOTE 16 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
 (continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended June 30, 2008	Year Ended June 30, 2007
Cash flows from operating activities
Net loss	$(2,750,829)	$(1,209,008)
Adjustments:
Equity in undistributed subsidiary loss	1,399,792	1,026,192
Change in other assets	30,966	26,649
Change in other liabilities	208,671	29,639
Net cash from operating activities	(1,111,400)	(126,528)

Cash flows from investing activities
Repayment of ESOP loan	267,414	267,414
Purchase of land	(29,652)	(656,904)
Net cash from investing activities	237,762	(389,490)
Cash flows from financing activities
Purchase of treasury stock	(52,000)	(387,615)
Proceeds from the exercise of stock options	—	38,610
Net cash from financing activities	(52,000)	(349,005)

Net change in cash and cash equivalents	(925,638)	(865,023)
Beginning cash and cash equivalents	6,909,650	7,774,673
Ending cash and cash equivalents	$5,984,012	$6,909,650

NOTE 17 – INVESTIGATION

As previously disclosed in the Company’s Annual Report on Form 10-KSB for its fiscal year ended June 30, 2007, filed with the SEC on September 28, 2007, during the course of a special investigation conducted by the Audit Committee of the Board, which included engaging a team of outside specialists and advisors to assist in the investigation, evidence of irregularities in connection with the Company’s stock conversion and initial public offering in 2005, including the alleged unauthorized receipt by certain investors of shares of stock in the offering, was uncovered. On January 31, 2008, the Company announced that its Board of Directors concluded the investigation.   The Company has not uncovered credible evidence of fraud or illegal acts in the connection of the conversion and offering.  The investigation identified two instances in which certain investors who purchased shares in the conversion were later determined to not be eligible to do so.  As a result, 5,200 shares of stock were repurchased from these certain investors at the initial public offering price of $10 in January, 2008.  For the year ended June 30, 2008, the Company incurred costs of $540,483 related to this investigation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September 2008.

ROYAL FINANCIAL, INC.

By:	/s/Leonard Szwajkowski
Leonard Szwajkowski
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James A. Fitch Jr. and Leonard Szwajkowski, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/James A. Fitch, Jr.	Chairman of the Board	September 29, 2008
James A. Fitch, Jr.

/s/Leonard Szwajkowski	Chief Executive Officer	September 29, 2008
Leonard Szwajkowski	(principal executive officer)

/s/Jodi A. Ojeda	Chief Financial Officer	September 29, 2008
Jodi A. Ojeda	(principal accounting officer)

/s/Alan W. Bird	Director	September 29, 2008
Alan W. Bird

/s/John T. Dempsey	Director	September 29, 2008
John T. Dempsey

/s/C. Michael McLaren	Director	September 29, 2008
C. Michael McLaren

/s/Barbara K. Minster	Director	September 29, 2008
Barbara K. Minster

/s/Rodolfo Serna	Director	September 29, 2008
Rodolfo Serna

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).
3.2	Bylaws of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).
10.1	Employee Stock Ownership Plan (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).*
10.2
Separation Agreement and Release dated September 26, 2007, between Donald A. Moll, Royal Financial, Inc. and Royal Savings Bank (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and incorporated herein by reference).*

10.3
Employment Agreement dated as of January 20, 2005, by and between Royal Financial, Inc., Royal Savings Bank and Alan W. Bird (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference).*

10.4
Employment Agreement dated as of February 21, 2006, by and between Royal Financial, Inc., Royal Savings Bank, and Leonard Szwajkowski (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and incorporated herein by reference).*

10.5
Employment Agreement dated as of January 20, 2005, by and between Royal Financial, Inc., Royal Savings Bank and Andrew Morua (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and incorporated herein by reference).*

10.6	Employment Agreement dated as of January 20, 2005, by and among Royal Financial, Inc., Royal Savings Bank and Kelly Wilson.*
10.7	Employment Agreement dated as of January 3, 2008, by and among Royal Financial, Inc., Royal Savings Bank and Jodi A. Ojeda.*
10.8	Agreement dated as of March 1, 1995 between Royal Savings Bank and Barbara K. Minster.*
10.9	Royal Financial, Inc. 2005 Stock Option Plan (filed as Appendix B to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*
10.10
Royal Financial, Inc. 2005 Recognition and Retention Plan (filed as Appendix C to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*

10.11	Royal Financial, Inc. Severance Benefits Plan.*

21.1	List of Subsidiaries (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).
23.1	Consent of Crowe Horwath LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit.