Form 10-Q
period 2008-09-30
ROYAL FINANCIAL, INC.
filed 2008-11-14
CIK 1303531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _______to_______

Commission File Number 000-51123

ROYAL FINANCIAL, INC.
(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1636029 (I.R.S. Employer Identification Number)
9226 S. Commercial Avenue Chicago, Illinois 60617 (Address of principal executive offices)
(773) 768-4800 (Issuer’s telephone number)
Not Applicable (Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                          Accelerated filer ☐
Non-accelerated filer ☐                                                                            Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 13, 2008
Common Stock, $0.01 par value	2,556,490

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-Q

For the quarterly period ended September 30, 2008

Item 1A. Risk Factors	21

i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 and June 30, 2008 (Unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Cash and non-interest-bearing balances in financial institutions	$3,435,714	$3,692,777
Interest-bearing balances in financial institutions	67,967	68,126
Federal funds sold	392,555	2,163,946
Total cash and cash equivalents	3,896,236	5,924,849

Securities available-for-sale	4,925,161	7,747,047
Loans receivable, net of allowance for loan losses of $1,757,269 at September 30, 2008 and $2,060,000 at June 30, 2008	93,087,498	90,775,183
Federal Home Loan Bank stock, at cost	381,300	381,300
Cash surrender value of life insurance	4,982,697	4,933,722
Premises and equipment, net	5,440,930	5,534,815
Accrued interest receivable	420,151	454,922
Other assets	364,947	376,277
Total assets	$113,498,920	$116,128,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$75,676,330	$83,875,204
Advances from borrowers for taxes and insurance	744,641	545,518
Federal Home Loan Bank advances	6,000,000	-
Accrued interest payable and other liabilities	538,851	1,167,569
Common stock in ESOP subject to contingent repurchase obligation	593,538	643,264
Total Liabilities	83,553,360	86,231,555

Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 and 2,645,000 shares issued at September 30, 2008 and June 30, 2008	26,450	26,450
Additional paid-in capital	24,706,708	24,672,588
Retained earnings	8,639,254	8,759,470
Treasury stock, 88,510 and 89,568 shares, at cost	(1,310,575)	(1,326,286)
Accumulated other comprehensive income, net of tax	15,182	12,376
Unearned ESOP shares	(1,537,921)	(1,604,774)
Reclassification of ESOP shares	(593,538)	(643,264)
Total stockholders’ equity	29,945,560	29,896,560
Total liabilities and stockholders’ equity	$113,498,920	$116,128,115

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Interest income
Loans	$1,520,463	$1,620,592
Securities, taxable	61,991	161,209
Federal funds sold and other	8,767	179,525
Total interest income	1,591,221	1,961,326

Interest expense
Deposits	371,865	768,096
Federal Home Loan Bank advances and other borrowings	8,648	105
Total interest expense	380,513	768,201

Net interest income	1,210,708	1,193,125
Provision for loan losses	150,000	23,777

Net interest income after provision for loan losses	1,060,708	1,169,348
Non-interest income
Service charges on deposit accounts	84,423	63,529
Earnings on cash surrender value of life insurance	48,976	47,581
Other income	12,714	12,547
Total non-interest income	146,113	123,657

Non-interest expense
Salaries and employee benefits	630,289	717,641
Occupancy and equipment	239,109	315,674
Data processing	105,201	106,282
Professional services	184,588	194,888
Investigation costs	—	301,180
Director fees	36,700	30,800
Supplies	10,029	14,536
Advertising	3,429	34,404
Insurance premiums	19,438	22,035
Other	98,254	102,351
Total non-interest expense	1,327,037	1,839,791

Net loss	$(120,216)	$(546,786)
Basic and diluted loss per share	$(0.05)	$(0.23)
Comprehensive loss	$(117,410)	$(463,001)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended September 30, 2008 and 2007
(Unaudited)

2007	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total

Balance at July 1, 2007	$26,450	$24,169,282	$11,510,299	$(143,372)	$(1,874,859)	$(968,070)	$(1,057,698)	$31,662,032
Comprehensive income (loss)
Net loss	—	—	(546,786)	—	—	—	—	(546,786)
Change in fair value of securities available-for-sale, net	—	—	—	83,785	—	—	—	83,785

Total comprehensive loss								(463,001)
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	(29,095)	—	(29,095)

Release of 5,290 of unearned ESOP shares	—	7,369	—	—	66,853	—	—	74,222
Issuance of 5,290 shares to RRP plan	—	(78,556)	—	—	—	—	78,556	—

Forfeiture of 21,160 shares from the RRP plan	—	309,994	—	—	—	—	(309,994)	—
Stock-based compensation	—	51,303	—	—	—	—	—	51,303

Balance at September 30, 2007	$26,450	$24,459,392	$10,963,513	$(59,587)	$(1,808,006)	$(997,165)	$(1,289,136)	$31,295,461

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont’d)
Three months ended September 30, 2008 and 2007
(Unaudited)

2008	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total

Balance at July 1, 2008	$26,450	$24,672,588	$8,759,470	$12,376	$(1,604,774)	$(643,264)	$(1,326,286)	$29,896,560
Comprehensive income (loss)

Net loss	—	—	(120,216)	—	—	—	—	(120,216)
Change in fair value of securities available-for-sale, net	—	—	—	2,806	—	—	—	2,806

Total comprehensive loss								(117,410)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	49,726	—	49,726

Release of 5,290 of unearned ESOP shares	—	(25,697)	—	—	66,853	—	—	41,156
Issuance of 1,058 shares to RRP plan	—	(15,711)	—	—	—	—	15,711	—

Stock-based compensation	—	75,528	—	—	—	—	—	75,528
Balance at September 30, 2008	$26,450	$24,706,708	$8,639,254	$15,182	$(1,537,921)	$(593,538)	$(1,310,575)	$29,945,560

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(120,216)	$(546,786)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	93,885	117,711
Provision for loan losses	150,000	23,777
Earnings on bank-owned life insurance	(48,976)	(47,581)
ESOP expense	41,156	74,222
Stock-based compensation	75,528	51,303
Change in accrued interest receivable and other assets	47,298	148,578
Change in other accrued interest payable and liabilities	(628,718)	136,323
Net cash from operating activities	(390,043)	(42,453)

Cash flows from investing activities
Proceeds from sales, maturities, calls, and paydowns of available for sale securities	2,823,496	1,660,998
Change in loans receivable	(2,462,315)	(3,179,464)
Purchase of loan participations	—	(3,000,000)
Purchase of premises and equipment	—	(8,093)
Net cash from investing activities	361,181	(4,526,559)

Cash flows from financing activities
Net decrease in deposits	(8,198,874)	(7,232,209)
Net change in Federal Home Loan Bank advances	6,000,000
Change in advances from borrowers for taxes and insurance	199,123	188,646
Net cash used in financing activities	(1,999,751)	(7,043,563)
Net change in cash and cash equivalents	(2,028,613)	(11,612,575)

Cash and cash equivalents
Beginning of the period	5,924,849	21,395,954

End of period	$3,896,236	$9,783,379

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three month periods ended September 30, 2008 and 2007.  Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein.  These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2008 and 2007.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s financial statements for the fiscal year ending June 30, 2009.  In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

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

Note 4 - Significant Accounting Policies

Significant accounting policies we follow are presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Effective July 1, 2008, we have adopted Financial Accounting Standards Boards (“FASB”) No. 157 and No. 159 as described below.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.   This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.   This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have adopted FAS 157 effective July 1, 2008. The adoption had no effect on our financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company did not elect the fair value option for any financial assets or financial liabilities as of July 1, 2008.

Note 5 – Loans

At September 30, 2008 and June 30, 2008, loans receivable consisted of the following:

	September 30, 2008	June 30, 2008
Real estate loans
One-to-four family	$34,807,239	$36,362,454
Commercial	44,645,254	43,337,424
Multi-family	3,661,558	3,688,999
Total real estate loans	83,114,051	83,388,877
Commercial loans	11,042,308	8,738,738
Consumer loans
Home equity loans	577,524	591,347
Other	101,257	119,067
Total consumer loans	678,781	710,414
Less:
Net deferred loan fees	(9,627)	2,846
Allowance for loan losses	1,757,269	2,060,000
Loans, net	$93,087,498	$90,775,183

A summary of changes in the allowance for loan losses for the three months ended September 30, 2008 and 2007 is as follows:

	2008	2007
Balance at beginning of period	$2,060,000	$667,105
Provision for loan loss	150,000	23,777
Charge offs	(452,731)	—
Balance at end of period	$1,757,269	$690,822

The following is a summary of information pertaining to impaired and nonperforming loans at:

	September 30, 2008	June 30, 2008
Loans with allocated allowance for loan loss at period end	$3,614,723	$3,745,680
Loans with no allocated allowance for loan loss at period end	3,306,844	1,519,334
Total impaired and non-performing loans	$6,921,567	$5,265,014
Amount of the allowance for loan losses allocated to impaired loans at period end	$928,000	$1,285,000
Interest income recognized during impairment	—	—
Cash basis interest income recognized	—	—

Non-performing loans were as follows at September 30, 2008 and June 30, 2008:

	Septembeer 30, 2008	June 30, 2008
Loans past due over 90 days still on accrual	—	—
Nonaccrual loans	$6,921,567	$5,265,014

Note 6 - Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three month periods ended September 30, 2008 and 2007.  ESOP shares and restricted stock are considered outstanding for the calculations unless unearned.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Basic and diluted loss per share
Net loss as reported	$(120,216)	$(546,786)
Weighted average common shares outstanding	2,390,955	2,363,949
Basic and diluted loss per share	$(0.05)	$(0.23)

The effect of stock option and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares given the Company’s losses for each period.

Note 7 - Fair Value

FASB Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Securities available-for-sale	$4,925,161	$—	$4,925,161

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$3,614,723	—	—	$3,614,723

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,614,723, with a valuation allowance of $928,000 resulting in an additional provision for loan losses of $95,731 for the period.

Note 8 - Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued Statement 141R, Business Combinations (Revised). Statement 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in financial statements. This Statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The Statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the Statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  Statement 141R is effective for fiscal years beginning on or after December 15, 2008.  The Statement will not impact the Bank’s financial position or results of operations, unless the Bank enters into a business combination.

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

Comparison of Financial Condition at September 30, 2008  and June 30, 2008

The Company’s total assets decreased $2.6 million, or 2.26%, to $113.5 million at September 30, 2008, from $116.1 million at June 30, 2008.

Cash and cash equivalents decreased $2.0 million to $3.9 million at September 30, 2008 from $5.9 million at June 30, 2008, as a result of the Company using the excess liquidity from federal funds sold to fund maturing certificate of deposits.

Securities available for sale decreased $2.8 million, or 36.43%, to $4.9 million at September 30, 2008 from $7.7 million at June 30, 2008.  The decrease is the result of securities maturing or being repaid during the three months ended September 30, 2008.  The proceeds received as a result of these maturities or repayments were used to fund loan growth rather than to purchase additional investment securities.

Loans increased $2.3 million, or 2.55%, to $93.1 million at September 30, 2008, from $90.8 million at June 30, 2008.  The increase in loans was solely due to two existing commercial loan customers utilizing their revolving lines of credit during the quarter.

Total deposits decreased $8.2 million, or 9.78%, to $75.7 million at September 30, 2008 from $83.9 million at June 30, 2008 as a result of a deliberate attempt by the Bank to manage its interest costs and, accordingly, not renew certain maturing certificates of deposit at above market interest rates. A large portion of these certificates were originally issued during the promotion of the Bank’s opening of its Frankfort, Illinois and Schererville, Indiana branch locations during fiscal 2007.

    Deposits are detailed as below:

	September 30, 2008	June 30, 2008
Savings	$25,536,926	$25,944,633
NOW accounts	4,349,675	4,804,409
Non-interest bearing checking	6,029,605	5,157,209
Money market	3,509,992	3,364,538
	39,426,198	39,270,789
Certificates of deposit	29,580,325	38,010,315
IRAs	6,669,807	6,594,100
	36,250,132	44,604,415
Total Deposits	$75,676,330	$83,875,204

Federal Home Loan Bank advances increased to $6.0 million at September 30, 2008 from $0 at June 30, 2008, as a result of the need to fund loan demand and replace the maturing of certain certificates of deposit as a source of liquidity.

Total stockholders’ equity remained steady at $29.9 million at September 30, 2008 compared to $29.9 million at June 30, 2008, with a slight decrease of $49,000.

Comparison of Results of Operation for the Three Months Ended September 30, 2008 and 2007

General.  The net loss for the three months ended September 30, 2008 was $120,000, a decrease in net loss of $427,000, from the same period in 2007.  The decrease in the net loss for the three months ended September 30, 2008 resulted primarily from a decrease in non interest expense of $513,000.

Net Interest Income.  Net interest income increased $18,000 to $1.2 million for the three months ended September 30, 2008, from $1.19 million for the same period in 2007.  The net interest rate spread increased to 4.24% for the three months ended September 30, 2008, from 3.32% for the same period in 2007. The net interest margin increased to 4.74% for the three months ended September 30, 2008, from 4.08% for the same period in 2007. The reduction in deposits related to the promotional certificates of deposit offered with the opening of two branch locations, slightly offset by a decline in the loan yield, was the primary cause for the increase in spread and margin.

Interest Income.  Total interest income was $1.6 million for the three months ended September 30, 2008, a decrease of $370,000 from the same period in 2007.  For the three months ended September 30, 2008, average interest-earning assets decreased to $102.0 million from $116.6 million for the same period in 2007.  The decrease in interest income was primarily the result of decreases in the average balances of the securities portfolio and federal funds sold for the respective periods and a decrease in the loan yield due to interest rate declines. The yield on interest-earning assets was 6.23% for the three months ended September 30, 2008 compared to 6.71% for the same period in 2007.

        Interest Expense.  Total interest expense decreased $388,000 to $381,000 for the three months ended September 30, 2008 as compared to $768,000 for the three months ended September 30, 2007. The average cost of funds decreased to 1.99% for the three months ended September 30, 2008 from 3.39% for the same period in 2007 as a result of the decreasing rate environment and a reduction of promotional certificates of deposit.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending September 30, 2008 and 2007. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Three-month period ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest- earning assets:
Loans receivable, net(2)	$94,311,611	$1,520,463	6.45%	$87,567,174	$1,620,592	7.40%
Securities available-for-sale(3)	5,680,657	61,992	4.38%	15,233,123	161,209	4.20%
Interest-bearing balances in financial institutions(4)	68,103	331	1.95%	3,385,023	44,343	5.24%
Federal funds sold and other	2,050,639	8,435	1.65%	10,647,217	2,364	5.08%
Total interest earning assets	102,111,010	1,591,221	6.23%	116,832,537	1,961,326	6.71%
Non-interest-earning assets	12,591,346			14,099,144
Total assets	$114,702,356			$130,931,681
Interest-bearing liabilities:
Interest-bearing deposits	$74,805,574	371,865	1.99%	$90,645,217	768,096	3.39%
FHLB advances	1,418,478	8,073	2.28%	—	—	—
Federal funds purchased	92,090	575	2.50%	7,609	105	5.54%
Total interest-bearing liabilities	76,316,142	380,513	1.99%	90,652,826	768,201	3.39%
Non-interest-bearing liabilities	8,337,963			8,611,422
Total equity capital(5)	30,048,251			31,667,433
Total liabilities and equity capital	$114,702,356			$114,702,356
Net average interest-earning assets
Net interest income; interest rate spread(6)		$1,210,708	4.24%		$1,193,125	3.32%
Net interest margin(7)			4.74%			4.08%
_______________
(1)	Yields and rates have been annualized where appropriate.
(2)	Includes nonaccruing loans.
(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits, repurchase agreements, and federal funds sold.
(5)	Includes retained earnings.
(6)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past-due or classified loans, the status of past-due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other factors related to the collectibility of the loan portfolio.  Groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Large, more complex loans, such as multi-family and larger commercial real estate loans, are evaluated individually for impairment.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.  The allowance for loan losses as a percentage of gross loans outstanding decreased to 1.85% at September 30, 2008, from 2.22% at June 30, 2008.  The decrease is the result of a $453,000 loan charged off during the period. There was a $440,000 reserve for this specific loan as of June 30, 2008.

The Bank recorded a provision of $150,000 during the three months ended September 30, 2008 based on management’s estimate of probable incurred losses in the portfolio, which was reflective of an increase in classified credits, impaired credits, changing economic conditions in the Bank’s market areas and the growth and continued change in the composition of the loan portfolio as management continues to emphasize growth in commercial and commercial real estate loans.

        As of September 30, 2008, all loans considered impaired were on nonaccrual status.

Non-accrual loans for the period ending September 30, 2008 were $6.9 million; compared to $5.3 million for the year ended June 30, 2008.  Foregone interest on non-accrual loans was approximately $109,000 for the period ended September 30, 2008 compared to zero for the period ended September 30, 2007.

During the quarter ending September 30, 2008 two additional loan relationships were identified as impaired.  Both of these relationships were previously disclosed at June 30, 2008 as credits with heightened concerns.  The first, a loan participation involving a commercial property in the Chicagoland area with an approximate balance of $450,000 is experiencing negative operating results attributed directly to the weak economy.  Current legal and potential workout options are being considered, which may include forbearance arrangements intended to provide short term cash flow relief.   The property securing this loan is in the process of being reappraised which will provide a current analysis of our collateral position.  Management has not established a specific reserve for this credit based on information available to us at this time.  At the present time management believes this loan remains adequately secured.

The second relationship involves a single family residential home builder also located in the Chicagoland area. The total relationship consists of approximate balances of $2.2 million as of September 30, 2008 involving two separate loans.  The larger credit consists of a construction loan with an approximate balance of $2.1 million secured by a newly constructed single family home.  The property is currently listed for sale.  The borrower has been unable to remedy certain loan covenants required by the loan agreement.  The Bank recognizes that the current weak housing market and the uncertainty of continuing declining real estate values warrant obvious concerns.  The second credit involving this borrower is a commercial real estate secured loan with an approximate balance of $148,000.  Management did not establish a specific reserve for either of these loans based on our analysis.  At the present time management believes each loan remains adequately secured.

A credit, also disclosed at June 30, 2008, with heightened credit concerns involving a commercial property located in the state of Michigan with an approximate balance of $3.0 million is presently performing in a satisfactory manner.  We continue to closely monitor this credit.

As previously disclosed, another existing impaired loan, a commercial and industrial loan secured by receivables also continues to perform in a satisfactory manner.  The balance of the loan at June 30, 2008 was approximately $590,000.  At September 30 2008, the loan balance was approximately $530,000.  The specific reserve on this loan has been reduced from $442,000 as of June 30, 2008 to $412,000 at September 30, 2008.  We continue to closely monitor this credit.

Management made the decision to charge off a previously disclosed impaired loan involving a construction and development loan located in the Chicagoland area.  After receiving a principal reduction of $501,000 on August 20, 2008, the bank was unable to obtain additional agreed-upon collateral to secure a potential loan extension for the remaining balance.  As property values continued to decline in the residential housing markets, our collateral position deteriorated.  A charge-off of $452,731 was approved as of September 30, 2008.  We have initiated legal collection efforts in our attempt to seek recovery.  We presently remain secured by a first lien position on a remaining improved residential lot with an estimated value of approximately $50,000.

On October 28, 2008, the bank agreed to and received a principal reduction in the amount of $403,987 on a previously disclosed impaired commercial real estate loan participation in Florida that had been impacted by current economic and housing conditions.  The loan had an approximate outstanding balance of $425,120 at September 30, 2008.  The principal reduction received was obtained after the unanimous consensus of participating banks agreeing to accept a discounted principal payment equal to 95% of the total outstanding which allowed this takeout financing to occur.  The Bank incurred a $21,132 charge off based on this negotiated reduced payment.  Based on a previous stressed market valuation of the subject collateral, the bank had established a $72,000 specific reserve for this loan.

       The following tables present information concerning impaired loans, nonaccrual loans, OREO and accruing loans which are contractually past due 90 days or more, as to interest or principal payments:

Dollar amounts in thousands
	September 30, 2008			June 30, 2008			September 30, 2007
Geographical Location	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%
Illinois	$68,176	$4,365	63.06%	$65,872	$2,735	51.95%	$65,562	$242	34.13%
Indiana	15,003	—	—	14,755	—	—	13,355	—	—
Michigan	3,437	—	—	3,441	—	—	3,000	—	—
Florida	3,009	2,557	36.94%	2,989	2,530	48.05%	2,635	467	65.87%
Wisconsin	1,700	—	—	1,700	—	—	1,648	—	—
Other states combined	3,520	—	—	4,078	—	—	4,145	—	—
Total Loans	$94,845	$6,922	100.00%	$92,835	$5,265	100.00%	$90,345	$709	100.00%

	Dollar amounts in thousands
	September 30, 2008		June 30, 2008		September 30, 2007
Loan Category	Amount	Percent	Amount	Percent	Amount	Percent
One-to-four family loans	$2,649	38.27%	$1,358	25.79%	$—	—
Commercial real estate loans	3,595	51.94%	2,873	54.57%	467	65.87%
Multi-family loans	—	—	—	—	—	—
Commercial loans	678	9.79%	1,034	19.64%	242	34.13%
Home Equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Impaired Loans By Category	$6,922	100.00%	$5,265	100.00%	$709	100.00%

Management recognizes that the current economic environment continues to present an extremely difficult challenge for many of our borrowers.  With the housing and credit markets dramatically impacted by the current state of the economy, management remains committed to taking an aggressive and proactive approach in continuing to closely monitor our asset quality.   We remain cognizant of the importance of building strong reserve levels in an appropriate and prudent manner given the current unstable financial environment.  We continue to review our methodology with the adequacy in which we estimate probable losses in our loan portfolio given all the recent market disruptions being experienced.

As the preceding tables indicate, our nonperforming assets have steadily risen over the past three quarters illustrated, as a result of the continued weakening of the credit and housing markets.  Like many community banks, we relied on real estate secured lending as a primary type of lending.  Management has responded to this challenge by imposing and adhering to loan policy geographic concentration and construction lending restrictions as well as continuing to enforce stricter underwriting and loan structuring covenants.

Management identifies nonperforming loans proactively and aggressively.   These loans include nonaccrual loans and accruing loans that are 90 days or more delinquent.  Loans in this category include those with risk characteristics such as past maturity more than 90 days, those that have payments past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.  Management does not consider extension or renewals of credits with these characteristics in an attempt to avoid proper nonperforming classification.

        Delinquent Loans.  We continue to monitor the performance of our loan portfolio through regular contact with our borrowers, continuous management portfolio review and careful monitoring of delinquency reports and internal watch list and risk rating reports.  As the delinquent status of a loan may determine its risk rating, the allowance for loan losses may be directly affected by loans that are performing despite past due status.

       The following table summarizes our delinquent loans that are past due and still accruing interest; all loans less than 90 days delinquent as of September 30, 2008 consist of Illinois and Indiana market area loans.  Management has determined that the increase in delinquencies at September 30, 2008, compared to the two disclosed periods, are a direct result of the rising unemployment levels.

	(Dollar amounts in thousands)
	September 30, 2008		June 30, 2008		September 30, 2007
	30-59 Days	60-89 Days	30-59 Days	60-89 Days	30-59 Days	60-89 Days
One-to-four family loans	$697	$56	$136	$56	$582	$57
Commercial Real Estate loans	—	—	—	—	—	—
Multi-family loans	94	—	—	—	—	—
Commercial loans	—	—	60	—	23	242
Home Equity loans	—	—	—	—	—	—
Share Loans		—	—	—	—	1
Total Loan Delinquencies	$791	$56	$196	$56	$605	$300

       Allowance for Loan Losses.  At September 30, 2008, the allowance for loan losses was $1,757,000, or 1.85% of the total loan portfolio.  The loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans. Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis. This includes reviewing delinquency trends, impaired loans, loan-to-value ratios, and types of collateral. Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis. Based on these factors, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at September 30, 2008.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

        Specific Component of the Allowance for Loan Losses.  For loans where management deems either the timing or the repayment to be significantly impaired, there are specific reserve allocations established.  The specific reserve is established based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan.  At September 30, 2008, the specific component of the allowance for loan losses was $928,000, a decrease of $357,000 from $1,285,000 at June 30, 2008. The decrease was due to a $453,000 charge-off offset by a provision for loan losses of $96,000 for impaired loans.

        The following table shows our allocation for the specific component of the allowance for loan losses as of September 30, 2008:

	(Dollar amounts in thousands)
	Number of loans	Specific Reserve Allocation (in thousands)
Florida	5	$378
Illinois	9	550
Total	14	$928

        Potential Problem Loans.  In determining the adequacy of the allowance for loan losses the Bank regularly evaluates potential problem loans as to the ability of the borrower to comply with the present loan repayment terms.  The Bank has not identified any potential problem loans, excluding loans already disclosed in the Provision for Loan Loss Section as impaired, nonaccrual, and past due 90 days and still accruing interest as of September 30, 2008, that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Non-interest Income.  Non-interest income increased $22,000 to $146,000 for the three-month period ended September 30, 2008 from the same period in 2007.  The increase in the three-month period was primarily related to the restructuring of deposit fees in January 2008 coupled with an increased level of overdraft activity.

Non-interest Expense.  Non-interest expense decreased $513,000 to $1.3 million for the three months ended September 30, 2008 from $1.8 million for the same period in 2007.

As previously disclosed, we closed the bank’s branch located at 17130 Torrence Avenue, in Lansing, Illinois effective June 30, 2008.  The decision to close the branch was due primarily to a shrinking customer base in that location given our customers’ clear preference to bank at our other, recently established locations in Frankfort, Illinois and Schererville, Indiana.  The Bank’s operating expenses have decreased approximately $35,000 per month as a result of the branch closing. As a result of management’s cost-cutting efforts, salary and benefits and advertising expenses have been significantly reduced resulting in a decrease in expense of approximately $118,327 in the period. Additionally, the investigation originating in fiscal year 2007 was concluded in January 2008; therefore, no investigation costs were incurred for the three-month period ended September 30, 2008 compared to $301,000 for the same period in 2007.

Provision for Income Taxes.  The Company recognized no income tax benefit for the three months ended September 30, 2008 and 2007. The Company ceased recording an income tax benefit until net income is recorded to offset these benefits.

Liquidity and Capital Resources

Liquidity.  Liquidity management is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends.  After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost.  Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities and calls of securities and FHLB advances, and funds provided from operations.  While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition.  We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements.  FHLB advances are borrowed when in need of liquidity.  Recently, the FHLB implemented a risk rating process which could have impact on the available credit to member banks.  As of the most recent risk analysis of the bank there were no additional restrictions on our credit availability or additional lending and reporting requirements imposed by the FHLB. At September 30, 2008, there were $6.0 million of FHLB advances outstanding.  As of September 30, 2008, the Bank had $1.6 million of available credit from the FHLB, which may be increased based on parameters set by the FHLB.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities were $(390,000) and $(42,000) for September 30, 2008 and 2007, respectively.  Net cash from (used in) investing activities consisted primarily of disbursements for loan originations, maturing agency securities and paydowns on mortgage backed securities.  Net cash from (used in) investing activities were $361,000 and $(4.5) million for September 30, 2008 and 2007, respectively.  Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and advances from borrowers for taxes and insurance.  The net cash used in financing activities was $(2.0) million and $(7.0) million at September 30, 2008 and 2007.

From June 30, 2008 through September 30, 2008, the Company received proceeds of $2.8 million from sales, maturities, calls, and paydowns of available-for-sale securities.  These proceeds were primarily used to fund new loans.

At September 30, 2008, the Company had outstanding commitments to originate $205,000 in loan originations, $11.0 million in unfunded lines, and letters of credit outstanding of $513,000.  In addition, as of September 30, 2008, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $36.3 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0%, and 8.0%, respectively.  At September 30, 2008, the Bank exceeded each of its capital requirements with ratios of 19.67%, 23.69%, and 24.95%, respectively.

Participation in the Treasury Capital Purchase Program.  On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (the “Act”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on the payment of executive compensation, stock repurchase, and the declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion.  The perpetual preferred stock will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants to purchase shares of common stock equal to 15% of the capital invested by the Treasury.  The Company is currently evaluating it’s participation in the CPP.  Participation in the program is not automatic and subject to approval by the Treasury.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     Not applicable

Item 4T.      Controls and Procedures.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations, and cash flows.

Item 1A.     Risk Factors

       The continuation of adverse market conditions in the U.S economy and the markets in which we operate could adversely impact us.

A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continue to decline, this could result in, among other things, a further deterioration in credit quality or loans. Negative conditions in the real estate markets where we operate could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters.  These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our financial results.

       Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

The volume of our one-to-four family residential mortgages and home equity loans may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates. These factors could reduce our earnings and consequently our financial condition because:

•	The borrowers may not be able to repay their loans
•	The value of the collateral securing our loans to borrowers may decline further
•	The quality of our loan portfolio may decline further
•	Customers may not want or need our products and services

Any of these scenarios could cause an increase in delinquencies and non-performing assets, require us to charge off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.

       Recent developments affecting the financial markets presently have an unknown effect on our business.

In response to recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets.

Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the  Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 million of capital available to U.S. financial institutions by purchasing preferred stock in these institutions. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds the securities issued under the CPP.

In addition, the Federal Deposit Insurance Corporation will temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under the Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without a charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transactions deposits. We are assessing our participation in the CPP and the Temporary Liquidity Guarantee Program but have not made a definitive decision whether or not to participate in either or both programs. It is not clear at this time whether our decision to participate or not to participate in either the CPP or the Temporary Liquidity Guarantee Program will have an effect on our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits.

(a)    The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	ROYAL FINANCIAL, INC.

	By:	/s/ Leonard Szwajkowski
Leonard Szwajkowski
Chief Executive Officer and President

Date: November 14, 2008	By:	/s/ Jodi A. Ojeda
Jodi A. Ojeda
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.