Form 10-Q
period 2008-12-31
ROYAL FINANCIAL, INC.
filed 2009-02-17
CIK 1303531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _______to_______

Commission File Number 000-51123

ROYAL FINANCIAL, INC.
(Exact name of registrant specified in its charter)

Delaware	20-1636029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9226 S. Commercial Avenue
Chicago, Illinois 60617
(Address of principal executive offices)

(773) 768-4800
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year,
if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                          Accelerated filer ☐
Non-accelerated filer ☐                                                                            Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 13, 2009
Common Stock, $.01 par value	2,556,490

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-Q

For the quarterly period ended December 31, 2008

i

PART I. – FINANCIAL INFORMATION

Item 1.   Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2008 and June 2008

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
Cash and non-interest-bearing balances in financial Institutions	$3,606,532	$3,692,777
Interest-bearing balances in financial institutions	25,383	68,126
Federal funds sold	44,694	2,163,946
Total cash and cash equivalents	3,676,609	5,924,849
Securities available-for-sale	4,238,026	7,747,047
Loans receivable, net of allowance for loan losses of $2,420,000 at December 31, 2008 and $2,060,000 at June 30, 2008	91,513,796	90,775,183
Federal Home Loan Bank stock, at cost	460,000	381,300
Cash surrender value of life insurance	5,031,905	4,933,722
Premises and equipment, net	5,374,820	5,534,815
Accrued interest receivable	395,082	454,922
Other real estate owned	110,250	—
Other assets	356,029	376,277
Total assets	$111,156,517	$116,128,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$71,020,936	$83,875,204
Advances from borrowers for taxes and insurance	473,080	545,518
Federal Home Loan Bank advances	9,200,000	—
Accrued interest payable and other liabilities	539,429	1,167,569
Common stock in ESOP subject to contingent repurchase obligation	487,526	643,264
Total Liabilities	81,720,971	86,231,555
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at December 31, 2008 and June 30, 2008	26,450	26,450
Additional paid-in capital	24,747,342	24,672,588
Retained earnings	7,905,797	8,759,470
Treasury stock, 88,510 shares and 89,568 shares, at cost	(1,310,575)	(1,326,286)
Accumulated other comprehensive loss, net of tax	25,126	12,376
Unearned ESOP shares	(1,471,068)	(1,604,774)
Reclassification of ESOP shares	(487,526)	(643,264)
Total stockholders’ equity	29,435,546	29,896,560
Total liabilities and stockholders’ equity	$111,156,517	$116,128,115

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three months and six months ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Interest income
Loans	$1,434,184	$1,688,828	$2,954,647	$3,309,420
Securities, taxable	50,793	147,645	112,784	308,854
Federal funds sold and other	467	22,049	9,234	201,574
Total interest income	1,485,444	1,858,522	3,076,665	3,819,848
Interest expense
Deposits	276,448	605,955	648,312	1,374,051
Federal Home Loan Bank advances and other borrowings	20,442	22,724	29,090	22,829
Total interest expense	296,890	628,679	677,402	1,396,880
Net interest income	1,188,554	1,229,843	2,399,263	2,422,968
Provision for loan losses	750,607	119,944	900,607	143,721
Net interest income after provision for loan losses	437,947	1,109,899	1,498,656	2,279,247
Non-interest income
Service charges on deposit accounts	70,344	68,004	154,767	131,533
Earnings on cash surrender value of life insurance	49,208	47,481	98,184	95,062
Other income	18,838	14,199	31,552	26,746
Total non-interest income	138,390	129,684	284,503	253,341
Non-interest expense
Salaries and employee benefits	606,961	649,286	1,237,250	1,366,927
Occupancy and equipment	252,112	263,499	491,221	579,173
Data processing	93,812	109,581	199,014	215,863
Professional services	189,434	175,444	374,022	370,332
Investigation costs	—	113,677	—	414,857
Director fees	38,400	35,300	75,100	66,100
Supplies	6,697	12,667	16,726	27,203
Advertising	4,176	17,618	7,604	52,022
Insurance premiums	28,778	19,423	48,217	41,458
Other	89,423	80,682	187,678	183,033
Total non-interest expense	1,309,793	1,477,177	2,636,832	3,316,968
Loss before income tax expense	(733,456)	(237,594)	(853,673)	(784,380)
Income tax benefit	—	—	—	—
Net (loss)	$(733,456)	$(237,594)	$(853,673)	$(784,380)
Basic and diluted (loss) per share	$(0.31)	$(0.10)	$(0.36)	$(0.33)
Comprehensive (loss)	$(723,513)	$(194,620)	$(840,923)	$(657,621)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2007

2007	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2007	$26,450	$24,169,282	$11,510,299	$(143,372)	$(1,874,859)	$(968,070)	$(1,057,698)	$31,662,032
Comprehensive income (loss)
Net loss	—	—	(784,380)	—	—	—	—	(784,380)
Change in fair value of securities available-for-sale, net	—	—	—	126,759	—	—	—	126,759
Total comprehensive income								(657,621)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(31,740)	—	(31,740)
Release of 10,578 of unearned ESOP shares	—	17,206	—	—	133,706	—	—	150,912
Issuance of 5,290 shares to RRP plan	—	(78,556)	—	—	—	—	78,556	—
Forfeiture of 21,160 shares from the RRP plan	—	309,994	—	—	—	—	(309,994)	—
Tax benefit on RRP shares vested	—	5,223	—	—	—	—	—	5,223
Stock-based Compensation	—	126,567	—	—	—	—	—	126,567
Balance at December 31, 2007	$26,450	$24,549,716	$10,725,919	$(16,613)	$(1,741,153)	$(999,810)	$(1,289,136)	$31,255,373

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2008

2008	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2008	$26,450	$24,672,588	$8,759,470	$12,376	$(1,604,774)	$(643,264)	$(1,326,286)	$29,896,560
Comprehensive income (loss)
Net loss	—	—	(853,673)	—	—	—	—	(853,763)
Change in fair value of securities available-for-sale, net	—	—	—	12,750	—	—	—	12,750
Total comprehensive income								(840,923)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	155,738	—	155,738
Release of 10,578 of unearned ESOP shares	—	(60,591)	—	—	133,706	—	—	73,115
Issuance of 5,290 shares to RRP plan	—	(15,711)	—	—	—	—	15,711	—
Stock-based Compensation	—	151,056	—	—	—	—	—	151,056
Balance at December 31, 2008	$26,450	$24,747,342	$7,905,797	$25,126	$(1,471,068)	$(487,526)	$(1,310,575)	$29,435,546

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended December 31, 2008 and 2007
(Unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net (loss)	$(853,673)	$(784,380)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	185,875	240,259
Provision for loan losses	900,607	143,721
Earnings on bank-owned life insurance	(98,183)	(95,062)
ESOP expense	73,115	150,912
Stock-based compensation	151,056	126,567
Change in accrued interest receivable and other assets	73,522	207,808
Change in other accrued interest payable and liabilities	(628,140)	77,510
Net cash from operating activities	(195,821)	67,335
Cash flows from investing activities
Proceeds from sales, maturities, calls, and pay downs of available for sale securities	3,528,337	2,159,636
Change in loans receivable	(1,749,470)	(8,349,882)
Purchase of loan participations	—	(3,000,000)
Purchase of Federal Home Loan Bank stock	(78,700)	—
Purchase of premises and equipment	(25,880)	(94,380)
Net cash from investing activities	1,674,287	(9,284,626)
Cash flows from financing activities
Net increase (decrease) in deposits	(12,854,268)	(12,510,171)
Federal Home Loan Bank advances	9,200,000	5,000,000
Change in advances from borrowers for taxes and insurance	(72,438)	(143,262)
Tax benefit on RRP shares	—	5,223
Net cash from financing activities	(3,726,706)	(7,648,210)
Net change in cash and cash equivalents	(2,248,240)	(16,865,501)
Cash and cash equivalents
Beginning of the year	5,924,849	21,395,954
End of period	$3,676,609	$4,530,453
Supplemental cash flow information:
Interest paid	$1,239,058	$1,046,739
Supplemental non cash disclosures:
Transfer from loan portfolio to real estate owned	$110,250	$—

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Royal Financial, Inc. was incorporated under the laws of Delaware on September 15, 2004, for the purpose of serving as the holding company of Royal Savings Bank (the “Bank”) as part of the Bank’s conversion from a mutual to stock form of organization.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three and six month periods ended December 31, 2008 and 2007.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3 – Use of Estimates and Significant Accounting Policies

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

Note 4 – Significant Accounting Policies

Significant accounting policies we follow are presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.  Effective July 1, 2008, we have adopted Financial Accounting Standards Boards (“FASB”) No. 157 and No. 159 as described below.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement

No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

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

Note 5 – Loans

At December 31, 2008 and June 30, 2008, loans receivable consisted of the following:

	December 31, 2008	June 30, 2008
Real estate loans
One-to-four family	$34,589,298	$36,362,454
Commercial	44,337,654	43,337,424
Multi-family	3,633,826	3,688,999
Total real estate loans	82,560,778	83,388,877
Commercial loans	10,715,156	8,738,738
Consumer loans
Home equity loans	561,949	591,347
Other	82,010	119,067
Total consumer loans	643,959	710,414
Net deferred loan fees	13,903	(2,846)
Total Loans	93,933,796	92,835,183
Less:
Allowance for loan losses	2,420,000	2,060,000
Loans, net	$91,513,796	$90,775,183

A summary of changes in the allowance for loan losses for the six months ended December 31, 2008 and 2007 is as follows:

	2008	2007
Balance at beginning of period	$2,060,000	$667,105
Provision for loan loss	900,607	143,721
Charge offs	(540,607)	(8,902)
Balance at end of period	$2,420,000	$801,924

The following is a summary of information pertaining to impaired and nonperforming loans at:

	December 31, 2008	June 30, 2008
Loans with allocated allowance for loan loss at period end	$9,090,239	$3,745,680
Loans with no allocated allowance for loan loss at period end	2,831,396	1,519,334
Total impaired and non-performing loans	$11,921,635	$5,265,014
Amount of the allowance for loan losses allocated to impaired loans at period end	$1,504,000	$1,285,000
Interest income recognized during impairment	—	—

Non-performing loans were as follows at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Loans past due over 90 days still on accrual	$87,096	—
Nonaccrual loans	$11,921,635	$5,265,014

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three and six month periods ended December 31, 2008 and 2007.  Weighted average common shares outstanding exclude unallocated ESOP shares.

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Basic and diluted loss per share
Net loss as reported	$(733,456)	$(237,594)	$(853,673)	$(784,380)
Weighted average common shares outstanding	2,397,930	2,370,390	2,394,462	2,367,170
Basic and diluted loss per share	(0.31)	(0.10)	(0.36)	(0.33)

The effect of stock option and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares given the Company’s losses for each period.

Note 7 – Fair Value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using: December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset:
Securities available-for-sale	$4,238,026	$—	$4,238,026

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)
Assets:
Impaired loans	$9,090,239	—	—	$9,090,239

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,090,239, with a valuation allowance of $1,504,000 resulting in an additional provision for loan losses of $872,000 for the six month period.

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

Comparison of Financial Condition at December 31, 2008  and June 30, 2008

The Company’s total assets decreased $5.0 million, or 4.3%, to $111.2 million at December 31, 2008, from $116.1 million at June 30, 2008.

Cash and cash equivalents decreased $2.2 million to $3.7 million at December 31, 2008 from $5.9 million at June 30, 2008, as a result of the Company using the excess liquidity from federal funds sold and proceeds received as a result of maturities and repayments of the securities in its investment portfolio to fund maturing certificates of deposit.

Securities available for sale decreased $3.5 million, or 45.3%, to $4.2 million at December 31, 2008 from $7.7 million at June 30, 2008.  The decrease is the result of securities maturing or being repaid during the six months ended December 31, 2008.  The proceeds received as a result of these maturities or repayments were used to fund minimal loan growth and to fund maturing certificates of deposit rather than to purchase additional investment securities.

Loans increased $739,000, or 0.81%, to $91.5 million at December 31, 2008, from $90.8 million at June 30, 2008.

Total deposits decreased $12.9 million, or 15.3%, to $71.0 million at December 31, 2008 from $83.9 million at June 30, 2008 as a result of a deliberate attempt by the Bank to manage its interest costs and, accordingly, not renew certain maturing certificates of deposit at above market interest rates.  A large portion of these certificates were originally issued during the promotion of the Bank’s opening of its Frankfort, Illinois and Schererville, Indiana branch locations during fiscal 2007.

Deposits are detailed as below:

	December 31, 2008	June 30, 2008
Savings	$24,790,475	$25,944,633
NOW accounts	4,191,395	4,804,409
Non-interest bearing checking	5,460,749	5,157,209
Money market	3,143,875	3,364,538
	37,586,494	39,270,789
Certificates of deposit	26,836,333	38,010,315
IRAs	6,598,109	6,594,100
	33,434,442	44,604,415
Total Deposits	$71,020,936	$83,875,204

Federal Home Loan Bank advances increased to $9.2 million at December 31, 2008 from $0 at June 30, 2008, as a result of the need to fund loan demand and replace the maturing certificates of deposit as a source of liquidity.

Total stockholders’ equity decreased $461,000, or 1.54%, to $29.4 million at December 31, 2008, compared to $29.9 million at June 30, 2008.  This decrease was primarily the result of a net loss for the year-to-date of $854,000 offset by the reclassification of ESOP shares with a value of $156,000 and the release of 10,580 unearned ESOP shares with a value of $73,000 during the period.

Comparison of Results of Operation for the Three Months and Six Month Ended December 31, 2008 and 2007

General.  The net loss for the three months ended December 31, 2008 was $733,000, an increase in net loss of $496,000, from the same period in 2007.  The net loss for the six months ended December 31, 2008 was $854,000, an increase in net loss of $69,000, from the same period in 2007.  The increase in the net loss for the three months ended December 31, 2008 resulted primarily from an increase in the provision for loan losses of $631,000.  The increase in net loss for the six months ended December 31, 2008 resulted primarily from an increase in the provision for loan losses of $757,000 offset by a decrease in non interest expense of $680,000.

Net Interest Income.  Net interest income remained steady with a slight decrease of $41,000 for the three months ended December 31, 2008, compared to the same period in 2007.  Net interest income decreased slightly by $24,000 for the six months ended December 31, 2008 compared to the same period in 2007.  The net interest rate spread increased to 4.40% and 4.31% for the three and six months ended December 31, 2008, respectively, from 3.78% and 3.54% for the same periods in 2007.  The net interest margin increased to 4.81% and 4.78% for the three and six months ended December 31, 2008, respectively, from 4.48% and 4.27% for the same periods in 2007.  The reduction in deposits, slightly offset by a decline in the loan yield, was the primary reason for the increase in spread and margin.

Interest Income.  Total interest income was $1.5 million for the three months ended December 31, 2008, a decrease of $373,000 from the same period in 2007.  Total interest income was $3.1 million for the six months ended December 31, 2008, a decrease of $743,000 from the same period in 2007.  For the three and six months ended December 31, 2008, average interest-earning assets decreased to $98.8 million and $100.5 million, respectively, from $109.7 million and $113.4 million for the same periods in 2007.  The decrease in interest income was primarily the result of decreases in the average balances of the securities portfolio and federal funds sold for the respective periods and a decrease in the loan yield.  Loan yields decreased due to interest rate declines and an increase in non accrual loans.  Average non accrual loans during the six month period ended December 31, 2008 and 2007 was $9.4 million and

$536,000 with an average rate of 8.14% and 10.65%.  Non accrual loans resulted in foregone interest of $248,000 and $49,000 during the six month periods ended December 31, 2008, and 2007.  The yield on interest-earning assets was 6.01% and 6.13% for the three and six months ended December 31, 2008, respectively, compared to 6.78% and 6.74% for the same periods in 2007.

Interest Expense.  Total interest expense decreased $332,000 to $297,000 for the three months ended December 31, 2008 as compared to $629,000 for the three months ended December 31, 2007.  Interest expense decreased $719,000 to $677,000 for the six months ended December 31, 2008 as compared to $1.4 million for the six months ended December 31, 2007.  The average cost of funds decreased to 1.61% and 1.80% for the three and six months ended December 31, 2008, respectively, compared to 3.00% and 3.20% for the same periods in 2007.  The reduction in interest expense is a direct result of the decreasing rate environment and the reduction in certificates of deposits.

The following tables show average balances with corresponding interest income and interest expense as well as average yield and cost information for the three and six months ending December 31, 2008 and 2007.  Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Three months ended December 31,
	2008			2007
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$93,572,506	$1,434,184	6.13%	$93,522,239	$1,688,828	7.22%
Securities available-for-sale(3)	4,558,501	50,793	4.46	13,914,639	147,645	4.24
Interest-bearing balances in financial institutions(4)	38,555	54	0.56	141,072	1,608	4.56
Federal funds sold and other	648,353	413	0.25	2,139,507	20,441	3.82
Total interest earning assets	98,817,915	1,485,444	6.01%	109,717,457	1,858,522	6.78%
Non-interest-earning assets	12,912,951			13,953,108
Total assets	$111,730,866			$123,670,565
Interest-bearing liabilities:
Interest-bearing deposits	$66,711,955	276,448	1.66%	$81,885,057	605,955	2.96%
FHLB advances	7,142,391	20,007	1.12	1,793,478	20,910	4.66
Federal funds purchased	116,300	435	1.49	143,857	1,814	5.04
Total interest-bearing liabilities	73,970,646	296,890	1.61%	83,822,392	628,679	3.00%
Non-interest-bearing liabilities	7,654,326			8,418,051
Total equity capital(5)	30,105,894			31,430,122
Total liabilities and equity capital	$111,730,866			$123,670,565
Net average interest-earning assets	$24,847,269			$25,895,065
Net interest income; interest rate spread(6)		$1,188,554	4.40%		$1,229,843	3.78%
Net interest margin(7)			4.81%			4.48%

	Six months ended December 31,
	2008			2007
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$93,942,058	$2,954,647	6.29%	$90,544,706	$3,309,420	7.312%
Securities available-for-sale(3)	5,107,986	112,785	4.42	14,660,952	308,854	4.21
Interest-bearing balances in financial institutions(4)	53,329	385	1.44	1,763,047	45,950	5.21
Federal funds sold and other	1,349,496	8,848	1.31	6,393,362	155,624	4.87
Total interest earning assets	100,452,869	3,076,665	6.13%	113,362,067	3,819,848	6.74%
Non-interest-earning assets	12,763,742			13,939,055
Total assets	$113,216,611			$127,301,122
Interest-bearing liabilities:
Interest-bearing deposits	$70,758,764	648,313	1.86%	$86,265,137	1,374,051	3.19%
FHLB advances	4,280,435	28,080	1.31	900,543	21,015	4.67
Federal funds purchased	104,195	1,009	1.94	71,928	1,814	5.04
Total interest-bearing liabilities	75,143,394	677,405	1.80%	87,237,608	1,396,880	3.20%
Non-interest-bearing liabilities	7,996,144			8,514,736
Total equity capital(5)	30,077,073			31,548,778
Total liabilities and equity capital	$113,216,611			$127,301,122
Net average interest-earning assets	$25,309,475			$26,124,459
Net interest income; interest rate spread(6)		$2,399,263	4.31%		$2,422,968	3.54%
Net interest margin(7)			4.78%			4.27%
_______________
(1)	Yields and rates have been annualized where appropriate.
(2)	Includes nonaccruing loans.
(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits, repurchase agreements, and federal funds sold.
(5)	Includes retained earnings.
(6)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(7)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

Management assesses the allowance for loan losses quarterly.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and the effect of such conditions on the financial condition of the borrower and his ability to repay the loan.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.  The allowance for loan losses as a percentage of gross loans outstanding increased to 2.58% at December 31, 2008, from 2.22% at June 30, 2008.

The Bank recorded a provision of $751,000 and $901,000 during the three and six months ended December 31, 2008, respectively, based on management’s estimate of probable incurred losses in the portfolio, which was reflective of a continued increase in classified credits and impaired credits, as described below, and continued deterioration in economic conditions along with declining values in real estate and continually rising unemployment levels in the Bank’s market areas.

As of December 31, 2008, all loans considered impaired are on nonaccrual status.

Non-accrual loans at December 31, 2008 were $11.9 million, compared to $5.3 million at June 30, 2008.  Foregone interest on non-accrual loans was approximately $248,000 for the three months ended December 31, 2008 compared to $49,000 for the three months ended December 31, 2007.

During the quarter ending December 31, 2008 two additional loan relationships were identified as impaired.  One of these relationships was previously disclosed at June 30, 2008 as a credit with heightened concerns.  This loan participation involves a hotel and complex in the state of Michigan with an aggregate balance of $20 million of which the Bank’s share is approximately $3.0 million.  The borrower is experiencing negative operating results directly attributed to the weak economy and downturn in discretionary consumer spending.  Current potential workout options are being considered with the lead bank, which may include forbearance arrangements intended to provide short term cash flow relief.  Management has established a specific reserve allowance of $166,000 for this credit based on information available to us at this time.

The second involves a commercial real estate loan on property near downtown Chicago.  The loan has an approximate balance of $2.6 million as of December 31, 2008.  This credit had not been previously disclosed as a potential problem credit.  The bank was in the process of reviewing short term renewal options when one of the borrower’s affiliated companies filed for bankruptcy protection.  The actual borrower has not filed for protection; however, the guarantors on the loan are named in the bankruptcy proceedings of the affiliated companies mentioned above.  We continue to seek viable workout and exit strategies based on the availability of cash flows generated from the collateral securing the loan.  The Company has established a $197,000 specific reserve based on continuing declining market values of that collateral.

As previously disclosed, another existing impaired loan, a commercial and industrial loan secured by receivables, has continued to perform in a satisfactory manner.  The balance of the loan at June 30, 2008 was approximately $590,000.  At December 31, 2008, the loan balance has been reduced to approximately $454,000.  The specific reserve on this loan has been reduced from $442,000 as of June 30, 2008 to $382,000 at December 31, 2008.  Currently, the loan repayment schedule is in the process of being restructured which we expect will result in a decreased monthly principal payment obligation.  We continue to closely monitor this credit.

Management recommended and the board approved the charge off of two previously disclosed impaired loans involving one single borrower secured by three residential properties in Chicago.  As a result of the Company foreclosing on the properties and taking them into Real Estate Owned, approximately $67,000 was charged-off during the quarter.

On January 19, 2009, the bank agreed to accept a discounted principal payment of $622,000 as full settlement to sell our entire 33% interest in a previously disclosed impaired Florida loan participation.  The balance on this loan was approximately $797,000 at December 31, 2008.  This discounted sale of our interest in this impaired credit was deemed prudent by management based on prevailing economic and housing conditions in that market.  A $175,000 specific reserve had been established at December 31, 2008 for this loan based on continuing declining market values in Florida.

The following table represents information concerning total loans and impaired loans by geographical area and the percentage of impaired loans by geographical area to total impaired loans:

	(Dollar amounts in thousands)
	December 31, 2008			June 30, 2008			December 31, 2007
Geographical Location	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%
Illinois	$68,247	$6,765	56.74%	$65,872	$2,735	51.95%	$70,258	360	33.61%
Florida	2,613	2,171	18.21	2,989	2,530	48.05	2,846	467	43.61
Michigan	3,425	2,986	25.05	3,441	—	—	3,444	—	—
Indiana	14,670	—	—	14,645	—	—	12,854	—	—
Wisconsin	1,700	—	—	—	—	—	—	—	—
Other States Combined	3,279	—	—	5,888	—	—	6,105	244	22.78
Total loans	$93,934	$11,922	100.00%	$92,835	$5,265	100.00%	$95,507	$1,071	100.00%

The following table represents information concerning impaired loans by category and the percentage of impaired loans by category to total impaired loans:

	(Dollar amounts in thousands)
	December 31, 2008		June 30, 2008		December 31, 2007
Loan Category	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired
One-to-four family loans	$2,476	22.06%	$1,358	25.79%	$171	15.97%
Commercial real estate loans	8,845	72.98	2,873	54.57	467	43.60
Multi-family loans	—	—	—	—	—	—
Commercial loans	601	4.96	1,034	19.64	433	40.43
Home Equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$11,922	100.00%	$5,265	100.00%	$1,071	100.00%

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

Our impaired loans have steadily risen over the three quarters as a result of the continued weakening of the credit and housing markets.  Like many community banks, we rely on real estate secured lending as a primary type of lending.  Management has responded to this challenge by imposing and adhering to loan policy geographic concentrations and construction lending restrictions as well as continuing to enforce stricter underwriting and loan structuring covenants.

Delinquent Loans.  We continue to emphasize our loss mitigation through regular contact with our borrowers, continuous management portfolio review and careful monitoring of delinquency reports and internal watch list and risk rating reports.  As the delinquent status of a loan may determine its risk rating, the allowance for loan losses may be directly affected by loans that are performing despite past due status.

The following table summarizes our delinquent loans that are past due and still accruing interest; all delinquent loans as of December 31, 2008 consist of Illinois and Indiana market area loans.  Management has determined that the increase in delinquencies at December 31, 2008, compared to

June 30, 2008 and December 31, 2007, are a direct result of the rising unemployment levels impacting local residential borrowers.  Management initiates collection activity promptly and works closely with borrowers to evaluate the circumstances of delinquency to determine the appropriate resolution strategy.  Resolution strategies include (but are not limited to) collection of payments in accordance with the loan agreement, modification or restructure of the loan, forbearance, and foreclosure.  At December 31, 2008, there is one loan, approximately $87,000, past due ninety days which is well secured and in the process of collection.

	(Dollar amounts in thousands)
	December 31, 2008			June 30, 2008		December 31, 2007
	30-59 Days	60-89 Days	+90 Days	30-59 Days	60-89 Days	30-59 Days	60-89 Days
One-to-four family loans	$1,592	$804	$87	$136	$56	$485	$—
Commercial real estate loans	—	254	—	—	—		—
Multi-family loans	333	—	—	—	—	—	—
Commercial loans	53	—	—	—	—	50	—
Home equity loans	27	38	—	—	—	—	—
Share loans	2	—	—	—	—	—	—
Total loan delinquencies	$2,008	$1,096	$87	$136	$56	$535	$—

Allowance for Loan Losses.  At December 31, 2008, the allowance for loan losses was $2,420,000, or 2.58% of the total loan portfolio.  The loan loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans.  Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis.  This includes reviewing delinquency trends, impaired loans, loan-to-value ratios, and types of collateral.  Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis. Based on these factors, we believe that the allocation of the allowance for loan losses for these types of loans was appropriate at December 31, 2008.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

Specific Reserve Component of the Allowance for Loan Losses.  For loans where management deems either the timing or the repayment to be impaired, there are specific reserve allocations established.  The specific reserve is established based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan.  At December 31, 2008, the specific reserve component of the allowance for loan losses was $1,504,000, an increase of $219,000 from $1,285,000 at June 30, 2008.  The increase was primarily due to an increase in the provision for loan losses of $872,000 for impaired loans offset by charge-offs of $542,000 and reductions of specific reserves on impaired loans of $111,000 due to the receipt of principal payments.

The following table shows our allocation for the specific reserve component of the allowance for loan losses as of December 31, 2008:

	(Dollar amounts in thousands)
	Number of loans	Specific Reserve Allocation (in thousands)
Illinois	9	$796
Florida	4	542
Michigan	1	166
Total	14	$1,504

Potential Problem Assets.  In determining the adequacy of the allowance for loan losses the Bank regularly evaluates potential problem loans as to the ability of the borrower to comply with the present loan repayment terms.  The bank has identified two credits about which it has concerns about the future ability of the borrowers to comply with present loan repayment terms.  However, those concerns do not rise to a level of impairment at this time.

A credit, not previously disclosed, involving a commercial multi-family property located in the state of Wisconsin with a balance of $1.7 million matured on January 26, 2009.  Previous discussions with the borrower indicated with a certain degree of confidence that the loan would be paid in full upon maturity.  We have initiated workout strategies to determine a viable course of action.

Another credit, also not previously disclosed, involves a retail development loan located in Northwest Indiana with a balance of $2.1 million and total availability up to $4.1 million subject to development progress.  The loan matures in March of 2009.  This loan possesses heightened credit risks due to the overall national and local retail economy which continues to show contraction.  The bank is closely monitoring this credit.

Non-interest Income.  Non-interest income increased $9,000 to $138,000 for the three-month period ended December 31, 2008 from the same period in 2007.  Non-interest income increased $31,000 to $284,000 for the six-month period ended December 31, 2008 from the same period in 2007.  The increase in the three and six month periods was primarily related to the restructuring of deposit fees in January 2008 coupled with an increased level of overdraft activity.

Non-interest Expense.  Non-interest expense decreased $167,000 to $1.3 million for the three months ended December 31, 2008 from $1.5 million for the same period in 2007.  Non-interest expense decreased $680,000 to $2.6 million for the six months ended December 31, 2008 from $3.3 million for the same period in 2007.

As previously disclosed, we closed the bank’s branch located at 17130 Torrence Avenue, in Lansing, Illinois effective June 30, 2008.  Most of the accounts at that branch have been successfully transferred to our other locations.  The Bank’s operating expenses have decreased approximately $35,000 per month as a result of the branch closing.  As a result of management’s cost-cutting efforts, salary and benefits and advertising expenses have been significantly reduced resulting in a decrease in expense of approximately $175,000 in the period.  Additionally, the investigation originating in fiscal year 2007 was concluded in January 2008.

Provision for Income Taxes.  The Company recognized no income tax benefit for the three and six month periods ended December 31, 2008 and 2007.  The Company ceased recording an income tax benefit until net income is recorded to offset these benefits.

Liquidity and Capital Resources

Liquidity.  Management actively manages liquidity risk by measuring and monitoring our liquidity on both a short- and long-term basis, assessing and anticipating changes in our balance sheet and funding sources, and developing contingency funding plans.  After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost.  Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities, calls and the sale of securities held in the Bank’s investment portfolio, Federal Home Loan Bank (FHLB) advances, and funds provided from operations.  While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition.  We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements.  FHLB advances are borrowed when in need of liquidity.

At December 31, 2008, there were $9.2 million of FHLB advances outstanding.  As of December 31, 2008, the Bank had $12.0 million in additional available credit with the FHLB based on parameters set by the FHLB.  We have concerns regarding the viability of the FHLB as a future source of liquidity.  Recently, the FHLB implemented a risk rating process which could reduce the lines of credit extended to member banks.  Following its most recent risk analysis of the Bank, FHLB imposed no additional restrictions, terms or reporting requirements on our borrowing capacity.  We are identifying and developing alternative sources of liquidity.

During the six month period ended December 31, 2008 management strategically did not renew certain certificates of deposit issued during a promotional period at above market rates.  Approximately $11.0 million of the $13.0 million decrease in deposits was related to these certificates of deposit.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash (used in) from operating activities were $(196,000) and $67,000 for December 31, 2008 and 2007, respectively.  Net cash from (used in) investing activities consisted primarily of disbursements for loan originations, maturing agency securities and paydowns on mortgage backed securities.  Net cash from (used in) investing activities were $1.7 million and $(9.3) million for December 31, 2008 and 2007, respectively.  Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and advances from borrowers for taxes and insurance.  The net cash used in financing activities was $(3.7) million and $(7.6) million at December 31, 2008 and 2007.

From June 30, 2008 through December 31, 2008, the Company received proceeds of $3.5 million from sales, maturities, calls, and paydowns of available-for-sale securities.  These proceeds were primarily used to fund new loans and fund maturing high-yielding promotional certificates of deposit.

At December 31, 2008, the Company had $8.4 million in unfunded lines, and letters of credit outstanding of $513,000.  In addition, as of December 31, 2008, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $27.1 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0%, and 8.0%, respectively.  At December 31, 2008, the Bank exceeded each of its capital requirements with ratios of 19.85% 23.85%, and 25.12%, respectively.

Capital Purchase Program.  On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (the “Act”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  Under authority provided by the Act, the Treasury Department established the Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary.  Financial institutions interested in participating were required to apply not later than November 14, 2008.  The Company submitted its application timely and is awaiting the Treasury’s decision.

The CPP provides for a minimum investment of 1% of Total Risk-Weighted Assets and a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion.  The approximate range of possible investment in Royal would be from $0.9 million to $2.8 million.  Participating financial institutions will be required to pay cumulative dividends on the preferred perpetual stock at the rates of 5% during the first five years, then 9% thereafter.  The program requires an institution to comply with a number of provisions and restrictions, including:  issuance to the Treasury of warrants to purchase shares of common stock equal to 15% of the capital invested by the Treasury; contractual consent that allows the Treasury to alter the terms of its investment unilaterally, without negotiation and without compensation; and limits on the payment of executive compensation, stock repurchase, and the declaration of dividends.  The Company continues to monitor developments and evaluate whether it will participate in the program if its application is approved.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 4T.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations, and cash flows.

Item 1A.   Risk Factors.

The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us.

A continued deterioration of overall market conditions, a continued economic downturn, prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business.  If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continue to decline, this could result in, among other things, a further deterioration in credit quality or loans.  Negative conditions in the real estate markets where we operate have and could continue to adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral.  Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters.  These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our financial results.

Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

The volume and credit quality of our one-to-four family residential mortgages and home equity loans may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates.  These factors could reduce our earnings and consequently our financial condition because:

•	The borrowers may not be able to repay their loans

•	The value of the collateral securing our loans to borrowers may decline further

•	The quality of our loan portfolio may decline further

•	Customers may not want or need our products and services

Any of these scenarios could continue to cause an increase in delinquencies and non-performing assets, require us to charge off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.

Liquidity.

We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our requirements.

We depend on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our customers, including funding current loan commitments.  Currently, our primary sources of liquidity are our customers’ deposits, as well as federal funds borrowings, Federal Home Loan Bank advances and proceeds from pay downs on our investment portfolio.

Across the banking industry, access to liquidity has tightened in the form of reduced borrowing lines and/or increased collateral requirements.  To the extent our balance sheet (customer deposits and principal reductions on loans and securities) is not sufficient to fund our liquidity needs, we rely on alternative funding sources, which may be more expensive than organic sources.  In the past, the Federal

Home Loan Banks have provided cost-effective and convenient liquidity to many community banks (like us).  However, current economic conditions have created earnings and capital challenges for some of the Federal Home Loan Banks, which may limit (or preclude) their ability to provide adequate liquidity.

We test and evaluate our liquidity sources regularly, and we are developing alternative sources.  We have applied to the Federal Reserve Bank for access to its discount window as an alternative lower-cost source of funding in order to attempt to mitigate some of our liquidity risk and manage our liquidity costs.

Recent developments affecting the financial markets presently have an unknown effect on our business.

In response to recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets.

Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the  Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions by purchasing preferred stock in these institutions.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds the securities issued under the CPP.

In addition, the Federal Deposit Insurance Corporation will temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under the Temporary Liquidity Guarantee Program.  Coverage under the Temporary Liquidity Guarantee Program (TLGP) is available for 30 days without a charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transactions deposits.  On November 24, 2008, we elected to participate in the Transaction Account Guarantee Program component in order to provide additional insurance coverage for our depositors.  We opted out of the Debt Guarantee Program which guarantees senior unsecured debt.  The Company did not have any eligible unsecured senior debt outstanding and does not intend to issue any new eligible debt.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on October 22, 2008, the following matters were submitted to and approved by a vote of stockholders:

(1)           The election of two Class I directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2011:

Directors	Votes For	Votes Withheld
C. Michael McLaren	2,103,293	107,007
Rodolfo Serna	2,069,955	143,345

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Alan W. Bird	2009
James A. Fitch, Jr.	2009
Barbara K. Minster	2009
John T. Dempsey	2010
Leonard Szwajkowski	2010

(2)           Ratification of the appointment of Crowe Horwath LLP as the Company’s independent accountants for the fiscal year ending June 30, 2009.

Total votes for	2,114,477
Total votes against	94,219
Total votes abstaining	1,604

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

Date: February 17, 2009	ROYAL FINANCIAL, INC.

	By:	/s/Leonard Szwajkowski
Leonard Szwajkowski
Chief Executive Officer and President

Date: February 17, 2009	By:	/s/Jodi A. Ojeda
Jodi A. Ojeda
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.