Form 10-Q
period 2009-03-31
ROYAL FINANCIAL, INC.
filed 2009-05-15
CIK 1303531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                          Accelerated filer ☐
Non-accelerated filer ☐                                                                            Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2009
Common Stock, $.01 par value	2,558,490

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-Q

For the quarterly period ended March 31, 2009

i

PART I. – FINANCIAL INFORMATION

 Item 1.                      Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2009 and June 30, 2008 (Unaudited)

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
Cash and non-interest-bearing balances in financial institutions	$2,885,367	$3,692,777
Interest-bearing balances in financial institutions	216,804	68,126
Federal funds sold	80,344	2,163,946
Total cash and cash equivalents	3,182,515	5,924,849
Securities available-for-sale	4,012,100	7,747,047
Loans receivable, net of allowance for loan losses of $4,129,000 at March 31, 2009 and $2,060,000 at June 30, 2008	87,087,203	90,775,183
Federal Home Loan Bank stock, at cost	460,000	381,300
Cash surrender value of life insurance	-	4,933,722
Premises and equipment, net	5,290,208	5,534,815
Accrued interest receivable	332,696	454,922
Other real estate owned	434,250	-
Other assets	432,945	376,277
Total assets	$101,231,917	$116,128,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$70,920,634	$83,875,204
Advances from borrowers for taxes and insurance	299,394	545,518
Federal Home Loan Bank advances	1,600,000	-
Accrued interest payable and other liabilities	611,667	1,167,569
Common stock in ESOP subject to contingent repurchase obligation	381,938	643,264
Total liabilities	73,813,633	86,231,555
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no shares are outstanding	-	-
Common stock, $.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at March 31, 2009 and June 30, 2008	26,450	26,450
Additional paid-in capital	24,752,427	24,672,588
Retained earnings	5,698,450	8,759,470
Treasury stock, 86,510 shares and 89,568 shares, at cost	(1,280,875)	(1,326,286)
Accumulated other comprehensive income, net of tax	7,986	12,376
Unearned ESOP shares	(1,404,216)	(1,604,774)
Reclassification of ESOP shares	(381,938)	(643,264)
Total stockholders’ equity	27,418,284	29,896,560
Total liabilities and stockholders’ equity	$101,231,917	$116,128,115

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three months and nine months ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest income
Loans	$1,232,627	$1,593,024	$4,187,274	$4,902,444
Securities, taxable	32,164	136,669	144,949	445,523
Federal funds sold and other	269	6,164	9,502	207,738
Total interest income	1,265,060	1,735,857	4,341,725	5,555,705
Interest expense
Deposits	235,786	541,800	884,099	1,915,851
Federal Home Loan Bank advances and other borrowings	4,860	40,104	33,949	62,933
Total interest expense	240,646	581,904	918,048	1,978,784
Net interest income	1,024,414	1,153,953	3,423,677	3,576,921
Provision for loan losses	1,939,493	1,101,076	2,840,100	1,244,797
Net interest income (loss) after provision for loan losses	(915,079)	52,877	583,577	2,332,124
Non-interest income
Service charges on deposit accounts	64,130	79,551	218,897	211,084
Earnings on cash surrender value of life insurance	16,683	48,291	114,866	143,353
Gain on sale of securities	53,364	-	53,364	-
Other income	10,069	19,421	41,622	46,167
Total non-interest income	144,246	147,263	428,749	400,604
Non-interest expense
Salaries and employee benefits	590,916	689,746	1,828,167	2,056,673
Occupancy and equipment	256,022	355,145	747,243	934,318
Data processing	94,610	102,601	293,624	318,464
Professional services	163,425	162,394	537,447	532,726
Investigation costs	-	59,958	-	474,815
Director fees	38,400	33,300	113,500	99,400
Supplies	13,514	14,816	30,240	42,019
Advertising	992	29,595	8,596	81,617
Insurance premiums	86,527	18,581	134,743	60,039
Other	192,109	89,658	379,786	272,691
Total non-interest expense	1,436,515	1,555,794	4,073,346	4,872,762
Loss before income tax expense	(2,207,348)	(1,355,654)	(3,061,020)	(2,140,034)
Income tax benefit	-	-	-	-
Net loss	$(2,207,348)	$(1,355,654)	$(3,061,020)	$(2,140,034)
Basic and diluted loss per share	$(.92)	$(.57)	$(1.28)	$(.90)
Comprehensive loss	$(2,224,488)	$(1,283,422)	$(3,065,410)	$(1,941,043)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2008

2007	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2007	$26,450	$24,169,282	$11,510,299	$(143,372)	$(1,874,859)	$(968,070)	$(1,057,698)	$31,662,032
Comprehensive loss
Net loss	-	-	(2,140,034)	-	-	-	-	(2,140,034)
Change in fair value of securities available-for-sale, net	-	-	-	198,991	-	-	-	198,991
Total comprehensive loss								(1,941,043)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	-	-	-	-	-	(43,643)	-	(43,643)
Release of 15,867 of unearned ESOP shares	-	19,640	-	-	200,559	-	-	220,199
Issuance of 6,290 shares to RRP plan	-	(93,406)	-	-	-	-	93,406	-
Forfeiture of 21,160 shares from the RRP plan	-	309,994	-	-	-	-	(309,994)	-
Tax benefit on RRP shares vested	-	4,865	-	-	-	-	-	4,865
Purchase of 5,200 Treasury shares at cost	-	-	-	-	-	-	(52,000)	(52,000)
Stock-based compensation	-	201,711	-	-	-	-	-	201,711
Balance at March 31, 2008	$26,450	$24,612,086	$9,370,265	$55,619	$(1,674,300)	$(1,011,713)	$(1,326,286)	$30,052,121

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2009

2008	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2008	$26,450	$24,672,588	$8,759,470	$12,376	$(1,604,774)	$(643,264)	$(1,326,286)	$29,896,560
Comprehensive income (loss)
Net loss	-	-	(3,061,020)	-	-	-	-	(3,061,020)
Change in fair value of securities available-for-sale, net	-	-	-	(4,390)	-	-	-	(4,390)
Total comprehensive loss								(3,065,410)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	-	-	-	-	-	261,326	-	261,326
Release of 15,870 of unearned ESOP shares	-	(102,800)	-	-	200,558	-	-	97,758
Issuance of 3,058 shares to RRP plan	-	(45,411)	-	-	-	-	45,411	-
Stock-based compensation	-	228,050	-	-	-	-	-	228,050
Balance at March 31, 2009	$26,450	$24,752,427	$5,698,450	$7,986	$(1,404,216)	$(381,938)	$(1,280,875)	$27,418,284

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended March 31, 2009 and 2008
(Unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(3,061,020)	$(2,140,034)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	277,728	353,469
Provision for loan losses	2,840,100	1,244,797
Earnings on bank-owned life insurance	(114,866)	(143,353)
Gain on sale of securities	(53,364)
ESOP expense	97,759	220,199
Stock-based compensation	228,050	201,711
Change in accrued interest receivable and other assets	14,456	203,447
Change in other accrued interest payable and liabilities	(555,902)	227,681
Net cash from operating activities	(327,059)	167,917
Cash flows from investing activities
Proceeds from maturities, calls, and pay downs of available for sale securities	4,146,030	6,677,349
Proceeds from sale of available for sale securities	3,688,992
Purchase of available for sale securities	(4,000,000)	-
Change in loans receivable	413,630	(8,438,335)
Purchase of loan participations	-	(3,000,000)
Purchase of Federal Home Loan Bank stock	(78,700)	-
Proceeds from surrender of bank-owned life insurance	5,048,588	-
Purchase of premises and equipment	(33,121)	(41,940)
Net cash from investing activities	9,185,419	(4,802,926)
Cash flows from financing activities
Net decrease in deposits	(12,954,570)	(13,618,212)
Federal Home Loan Bank advances	1,600,000	1,500,000
Change in advances from borrowers for taxes and insurance	(246,124)	(248,801)
Purchase of treasury stock	-	(52,000)
Net cash from financing activities	(11,600,694)	(12,419,013)
Net change in cash and cash equivalents	(2,742,334)	(17,054,022)
Cash and cash equivalents
Beginning of the year	5,924,849	21,395,954
End of period	$3,182,515	$4,341,932
Supplemental cash flow information:
Interest paid	$1,502,045	$1,558,576
Supplemental non cash disclosures:
Transfer from loan portfolio to real estate owned	$434,250	-

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Royal Financial, Inc. was incorporated under the laws of the state of Delaware on September 15, 2004, for the purpose of serving as the holding company of Royal Savings Bank (the “Bank”) as part of the Bank’s conversion from a mutual to stock form of organization.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three and nine month periods ended March 31, 2009 and 2008.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement

No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material to the Company’s financial statements.

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

SFAS 160,“Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company beginning on July 1, 2009 and the impact is not expected to be material to the Company’s financial statements.

SFAS 141R, “Business Combination (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. SFAS 141R also identifies related disclosure requirements for business combinations. For the Company this Statement is effective for business combinations closing on or after July 1, 2009.

FASB Staff Position (FSP) no. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company beginning on July 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform to the provisions of FSP EITF 03-6-1 when adopted.

FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS

157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  The Company intends to adopt the provisions of FSP SFAS 157-4 during the fourth quarter of 2009.  The adoption of FSP SFAS 157-4 is not expected to materially impact the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2,“Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are required to be reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company intends to adopt the provisions of FSP SFAS 115-2 and SFAS 124-2 during the fourth quarter of 2009.  The adoption of FSP SFAS 115-2 and SFAS 124-2 is not expected to materially impact the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1,“Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the consolidated balance sheet, as required by SFAS 107.  The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the first quarter of fiscal year 2010.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5.  FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after July 1, 2009.

Note 5 – Loans

At March 31, 2009 and June 30, 2008, loans receivable consisted of the following:

	March 31, 2009	June 30, 2008
Real estate loans
One-to-four family	$33,487,185	$36,362,454
Commercial	43,707,729	43,337,424
Multi-family	3,601,853	3,688,999
Total real estate loans	80,796,767	83,388,877
Commercial loans	9,751,657	8,738,738
Consumer loans
Home equity loans	577,981	591,347
Other	74,105	119,067
Total consumer loans	652,086	710,414
Net deferred loan fees	15,693	(2,846)
Total Loans	91,216,203	92,835,183
Less:
Allowance for loan losses	4,129,000	2,060,000
Loans, net	$87,087,203	$90,775,183

A summary of changes in the allowance for loan losses for the nine months ended March 31, 2009 and 2008 is as follows:

	2009	2008
Balance at beginning of period	$2,060,000	$667,105
Provision for loan loss	2,840,100	1,244,797
Charge offs	(771,100)	(8,902)
Balance at end of period	$4,129,000	$1,903,000

The following is a summary of information pertaining to impaired and non-performing loans at:

	March 31, 2009	June 30, 2008
Loans with allocated allowance for loan loss at period end	$11,271,215	$3,745,680
Loans with no allocated allowance for loan loss at period end	2,846,208	1,519,334
Total impaired and non-performing loans	$14,117,423	$5,265,014
Amount of the allowance for loan losses allocated to impaired loans at period end	$2,955,000	$1,285,000
Interest income recognized during impairment	-	-

Non-performing loans were as follows at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Loans past due over 90 days still on accrual	-	-
Non-accrual loans	$14,117,423	$5,265,014

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three and nine month periods ended March 31, 2009 and 2008.  Weighted average common shares outstanding exclude unallocated ESOP shares.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Basic and diluted loss per share
Net loss as reported	$(2,207,348)	$(1,355,654)	$(3,061,020)	$(2,140,034)
Weighted average common shares outstanding	2,400,778	2,395,311	2,396,524	2,381,781
Basic and diluted loss per share	(.92)	(.57)	(1.28)	(.90)

The effect of outstanding stock options and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares given the Company’s losses for each period.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset:
Securities available-for-sale	$4,012,100	$-	$4,012,100

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$6,956,215	$-	$-	$6,956,215

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

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,571,215, with a valuation allowance of $2,615,000 resulting in an additional provision for loan losses of $1,098,000 for the nine month period.

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

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

The Company’s total assets decreased $14.9 million, or 12.8%, to $101.2 million at March 31, 2009, from $116.1 million at June 30, 2008.

Cash and cash equivalents decreased $2.7 million to $3.2 million at March 31, 2009 from $5.9 million at June 30, 2008, as a result of the Company using the excess liquidity from federal funds sold and proceeds received as a result of maturities and repayments of the securities in its investment portfolio to fund maturing certificates of deposit.

Securities available for sale decreased $3.7 million, or 48.2%, to $4.0 million at March 31, 2009 from $7.7 million at June 30, 2008.  The decrease is the result of securities maturing or being repaid during the nine months ended March 31, 2009.  The proceeds received as a result of these maturities or repayments were used to fund maturing certificates of deposit. In the third quarter 2009, management restructured the investment portfolio in order to provide the company with higher quality assets to enable the security portfolio to be pledged for liquidity purposes. The entire mortgage backed securities portfolio of $3.7 million was sold and $4.0 million of agency securities were purchased.

Net loans decreased $3.7 million, or 4.1%, to $87.1 million at March 31, 2009, from $90.8 million at June 30, 2008. The decline is related to a decrease of $2.9 million in one-to-four family loans and an increase of $2.1 million in the allowance for loan loss, partially offset by an increase of $1.4 million in commercial loans.

Total deposits decreased $12.0 million, or 15.5%, to $70.9 million at March 31, 2009 from $83.9 million at June 30, 2008 as a result of a deliberate attempt by the Bank to manage its interest costs and, accordingly, not renew certain maturing certificates of deposit at above market interest rates.  A large portion of these certificates were originally issued during the promotion of the Bank’s opening of its Frankfort, Illinois and Schererville, Indiana branch locations during fiscal 2007. The certificates which had subsequently renewed at above market rates have since matured throughout this fiscal year.

Deposits are detailed as below:

	March 31, 2009	June 30, 2008
Savings	$25,513,162	$25,944,633
NOW accounts	4,271,168	4,804,409
Non-interest bearing checking	5,489,608	5,157,209
Money market	3,200,072	3,364,538
	38,474,010	39,270,789
Certificates of deposit	25,846,749	38,010,315
IRAs	6,599,875	6,594,100
	32,446,624	44,604,415
Total Deposits	$70,920,634	$83,875,204

Federal Home Loan Bank advances increased to $1.6 million at March 31, 2009 from $0 at June 30, 2008, as a result of the need to replace the maturing certificates of deposit as a source of liquidity.

Total stockholders’ equity decreased $2.5 million, or 8.3%, to $27.4 million at March 31, 2009, compared to $29.9 million at June 30, 2008.  This decrease was primarily the result of a year-to-date net loss of $3.1 million offset by the reclassification of ESOP shares with a value of $261,000 and the release of 15,870 unearned ESOP shares with a value of $98,000 during the period.

Comparison of Results of Operation for the Three Months and Nine Months Ended March 31, 2009 and 2008

General.  The net loss for the three months ended March 31, 2009 was $2.2 million, an increase in net loss of $852,000, from the same period in 2008.  The net loss for the nine months ended March 31, 2009 was $3.1 million, an increase in net loss of $921,000, from the same period in 2008.  The increase in the net loss for the three months ended March 31, 2009 resulted primarily from an increase in the provision for loan losses of $838,000.  The increase in net loss for the nine months ended March 31, 2009 resulted primarily from an increase in the provision for loan losses of $1.6 million offset by a decrease in non interest expense of $799,000.

Net Interest Income.  Net interest income decreased $130,000 for the three months ended March 31, 2009, compared to the same period in 2008.  Net interest income decreased $153,000 for the nine months ended March 31, 2009 compared to the same period in 2008.  The net interest rate spread increased to 3.87% and 4.19% for the three and nine months ended March 31, 2009, respectively, from 3.63% and 3.57% for the same periods in 2008.  The net interest margin remained steady at 4.27% for the three months ended March 31, 2009 and March 31, 2008. The net interest margin increased to 4.63% from 4.28% for the nine months ended March 31, 2009 compared to the same period in 2008.  The reduction in high yielding deposits, offset by a lesser decline in the loan yield, was the primary reason for the increase in spread and margin.

Interest Income.  Total interest income was $1.3 million for the three months ended March 31, 2009, a decrease of $471,000 from the same period in 2008.  Total interest income was $4.3 million for the nine months ended March 31, 2009, a decrease of $1.2 million from the same period in 2008.  For the three and nine months ended March 31, 2009, average interest-earning assets decreased to $96.0 million and $98.7 million, respectively, from $108.2 million and $111.7 million for the same periods in 2008.  The decrease in interest income was primarily due a decline in the loan yields resulting from lower interest rates and an increase in loans being placed on non accrual status and a reversal of the related interest income as a result. Non-accrual loans resulted in foregone interest for the three and nine month periods ended March 31, 2009 of $100,000 and $419,000, respectively, compared to $53,000 and $248,000 for the same periods in 2008. Declining average balances of the securities portfolio and federal funds sold for the respective periods also had a negative impact to interest income.  Average non accrual loans during the nine month period ended March 31, 2009 and 2008 was $9.6 million and $3.1 million, respectively, with an average rate of 8.61% and 10.65%, respectively. The yield on interest-earning assets was 5.27% and 5.87% for the three and nine months ended March 31, 2009, respectively, compared to 6.42% and 6.64% for the same periods in 2008.

Interest Expense.  Total interest expense decreased $341,000 to $241,000 for the three months ended March 31, 2009 as compared to $582,000 for the three months ended March 31, 2008.  Interest expense decreased $1.1 million to $918,000 for the nine months ended March 31, 2009 as compared to $2.0 million for the nine months ended March 31, 2008.  The average cost of funds decreased to 1.40% and 1.68% for the three and nine months ended March 31, 2009, respectively, compared to 2.79% and 3.07% for the same periods in 2008.  The reduction in interest expense is a direct result of the decreasing rate environment and the reduction in the amount of high yielding certificates of deposit.

The following tables show average balances with corresponding interest income and interest expense as well as average yield and cost information for the three and nine months ending March 31, 2009 and 2008.  Average balances are derived from daily balances, and non-accrual loans are included as interest-bearing loans for purposes of these tables.

	Three months ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$92,103,614	$1,232,627	5.35%	$94,843,825	$1,593,024	6.72%
Securities available-for-sale(3)	3,231,893	32,164	3.98	12,658,267	136,669	4.32
Interest-bearing balances in financial institutions(4)	63,607	12	0.08	35,704	278	3.11
Federal funds sold and other	558,683	257	0.18	662,091	5,886	3.56
Total interest earning assets	95,957,797	1,265,060	5.27%	108,199,887	1,735,857	6.42%
Non-interest-earning assets	9,130,824			13,911,724
Total assets	$105,088,621			$122,111,611
Interest-bearing liabilities:
Interest-bearing deposits	$65,048,078	235,786	1.45%	$79,598,266	541,800	2.72%
FHLB advances	3,533,889	4,818	.55	3,626,374	38,700	4.27
Federal funds purchased	16,670	2	1.00	164,246	1,404	3.42
Total interest-bearing liabilities	68,598,637	240,646	1.40%	83,388,886	581,904	2.79%
Non-interest-bearing liabilities	7,056,261			7,421,303
Total equity capital(5)	29,433,723			31,301,422
Total liabilities and equity capital	$105,088,621			$122,111,611
Net average interest-earning assets	$27,359,160			$24,811,001
Net interest income; interest rate spread(6)		$1,024,414	3.87%		$1,153,953	3.63%
Net interest margin(7)			4.27%			4.27%

	Nine months ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$93,329,244	$4,187,274	5.98%	$91,977,745	$4,902,444	7.12%
Securities available-for-sale(3)	4,497,254	144,949	4.30	13,917,527	445,523	4.27
Interest-bearing balances in financial institutions(4)	56,755	397	0.93	1,527,800	48,592	4.24
Federal funds sold and other	815,178	9,105	1.49	4,255,938	159,146	4.99
Total interest earning assets	98,698,431	4,341,725	5.87%	111,679,010	5,555,705	6.64%
Non-interest-earning assets	11,629,245			14,025,372
Total assets	$110,327,676			$125,704,382
Interest-bearing liabilities:
Interest-bearing deposits	$68,855,202	884,099	1.71%	$84,042,846	1,915,851	3.04%
FHLB advances	4,031,586	32,898	1.09	1,809,154	59,715	4.40
Federal funds purchased	75,020	1,051	1.87	102,701	3,218	4.18
Total interest-bearing liabilities	72,961,808	918,048	1.68%	85,954,701	1,978,784	3.07%
Non-interest-bearing liabilities	7,503,245			8,448,259
Total equity capital(5)	29,862,623			31,301,422
Total liabilities and equity capital	$110,327,676			$125,704,382
Net average interest-earning assets	$25,736,622			$25,724,309
Net interest income; interest rate spread(6)		$3,423,677	4.19%		$3,576,821	3.57%
Net interest margin(7)			4.63%			4.28%
_______________
(1)	Yields and rates have been annualized where appropriate.
(2)	Includes non-accruing loans.
(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits, repurchase agreements, and federal funds sold.
(5)	Includes retained earnings.
(6)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(7)	Net interest margin is annualized net interest income divided by average interest-earning assets.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past-due or classified loans, the status of past-due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other factors related to the collectability of the loan portfolio.  Groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Certain homogenous loans may be specifically evaluated for impairment based on the loan’s individual facts and circumstances. Large, more complex loans, such as multi-family and larger commercial real estate loans, are evaluated individually for impairment and specific reserves are allocated when necessary.

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

Management continues to evaluate the manner in which the Company estimates probable incurred losses.  As a result, management is in the process of enhancing the allowance for loan loss methodology, specifically related to 1-4 family mortgage loans. Current changes under evaluation include adding certain loan characteristics to the allowance for loan loss analysis that directly impacts management’s expectations of probable incurred losses.  These characteristics include, among others, the borrowers FICO score and loan to value. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

  The allowance for loan losses as a percentage of total loans outstanding increased to 4.53% at March 31, 2009, from 2.22% at June 30, 2008. At March 31, 2009, the general reserve allowance using FASB Statement 5 measurements was $1,174,000, representing 1.52% of the total non-impaired loans, compared to $775,000, or .70%, at June 30, 2008.

The Company recorded a provision of $1.9 million and $2.8 million during the three and nine months ended March 31, 2009, respectively, based on management’s estimate of probable incurred losses in the portfolio, which was reflective of a continued increase in classified and impaired credits, as described below, and continued deterioration in economic conditions along with declining values in real estate and continually rising unemployment levels in the Bank’s market areas. As of March 31, 2009, all loans considered impaired are on non accrual status.

Non-accrual loans at March 31, 2009, were $14.1 million, compared to $5.3 million at June 30, 2008.  Non accrual loans resulted in foregone interest for the three and nine month periods ended March 31, 2009 of $100,000 and $419,000, respectively, compared to $53,000 and $248,000 for the same periods in 2008.

During the quarter ending March 31, 2009 six additional loan relationships, totaling $3.4 million, were identified as impaired.  One of these relationships was previously disclosed at December 31, 2008 as a potential problem asset.  This credit, with an outstanding balance of $1.7 million at March 31, 2009, is a full recourse mortgage loan that matured in January 2009, on a commercial multi-family property located in the state of Wisconsin.  All efforts to consummate a renewal or extension have been unsuccessful to date. Workout negotiations continue with the respective individual borrowers.  Management has established a specific reserve allowance of $340,000 for this credit.

The five remaining impaired loan relationships with an aggregate amount of approximately $1.7 million, all involve residential mortgage loans, with two of these relationships having filed for bankruptcy protection.  The Bank has negotiated a loan modification with one borrower and is in the process of considering a similar workout arrangement with a second borrower.  Foreclosure proceedings have been initiated on the remaining three borrowers.  Management has established an aggregate specific reserve allowance of $115,000 for these five relationships based on continuing declining collateral values of each respective property.

The Company has previously disclosed recent satisfactory repayment results involving an impaired commercial and industrial loan secured by receivables.  The outstanding loan balance was $454,000 at December 31, 2008, with a restructured loan repayment schedule forthcoming.  The current recession has continued to cause further weakening of this borrower’s operating results resulting in stalled restructuring efforts.  The balance during the quarter was reduced to $446,000 at March 31, 2009.  Previous partial reductions to the respective specific reserve allowance for this loan based on past principal reductions have been suspended.  Management continues to maintain a specific reserve allowance of $382,000 for this credit.

As previously disclosed during the quarter ending December 31, 2008, a loan participation involving a hotel and complex in the state of Michigan was impaired due to negative operating results directly attributed to the weak economy and downturn in discretionary consumer spending in that market.  The lead bank and all participants have since provided the borrower with a forbearance agreement with the anticipation that a revised business plan will produce improved results in the near term.  As of

March 31, 2009, management has increased the specific reserve allowance to $962,000 from $166,000 at December 31, 2008, against its $2.9 million participation in this credit based on an updated appraisal of the collateral received during the quarter which reflects a significant decline in the market value of the collateral.

A second loan also previously disclosed as impaired during the quarter ending December 31, 2008 involves a commercial real estate loan on property near downtown Chicago.  The loan is in the process of legal collection.  A junior lien holder has initiated foreclosure against the subject collateral.  The borrower in the interim has commenced submitting payments to the Bank pursuant to our present legal collection actions.  Management has increased the specific reserve allowance to $373,000 at March 31, 2009, increasing from $197,000 at December 31, 2008, against our $2.6 million indebtedness based on continuing declining commercial real estate market values.

Management recommended and the board approved the charge off during the quarter of a previously disclosed impaired loan involving a construction development loan secured by a newly constructed single family residence located in the western suburbs of Chicago.  As a result of the Company accepting a deed in lieu of foreclosure on the subject collateral and placing this property into real estate owned, approximately $56,000 was charged off during this quarter based on an updated appraisal.  Management had previously established a specific reserve allowance of $73,000.

The following table represents information concerning total loans and impaired loans by geographical area and the percentage of impaired loans by geographical area to total impaired loans:

	Dollar amounts in thousands
	March 31, 2009			June 30, 2008			March 31, 2008
Geographical Location	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%
Illinois	$66,465	$7,352	52.09%	$65,872	$2,735	51.95%	$68,333	$3,022	59.65%
Florida	1,808	1,374	9.73	2,989	2,530	48.05	2,873	1,801	35.55
Michigan	3,412	2,939	20.82	3,441	-	-	3,442	-	-
Indiana	14,573	752	5.32	14,645	-	-	14,993	-	-
Wisconsin	1,700	1,700	12.04	1,700	-	-	1,700	-	-
Other States Combined	3,242		-	4,188	-	-	4,280	243	4.80
Total loans	$91,200	$14,117	100.00%	$92,835	$5,265	100.00%	$95,621	$5,066	100.00%

The following table represents information concerning impaired loans by category and the percentage of impaired loans by category to total impaired loans:

	Dollar amounts in thousands
	March 31, 2009		June 30, 2008		March 31, 2008
Loan Category	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired
One-to-four family loans	$3,955	27.21%	$1,358	25.79%	$1,729	34.13%
Commercial real estate loans	7,850	56.61	2,873	54.57	2,257	44.55
Multi-family loans	1,700	12.04	-	-	-	-
Commercial loans	445	4.14	1,034	19.64	1,080	21.32
Home Equity loans	167	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$14,117	100.00%	$5,265	100.00%	$5,066	100.00%

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

Our impaired loans have significantly risen over the last three quarters as a result of the continued weakening of the credit and housing markets.  Like many community banks, we rely on real estate secured lending as a primary type of lending.  Management has responded to this challenge by imposing and adhering to loan policy geographic concentrations and construction lending restrictions as well as continuing to enforce stricter underwriting and loan structuring covenants.

In direct response to the increased asset quality issues within our loan portfolio, management has reallocated personnel resources to our continuing loss mitigation efforts by assigning a fully dedicated special asset person to manage these efforts.

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

The following table summarizes our delinquent loans that are past due and still accruing interest. Management has determined that the increase in delinquencies at March 31, 2009, compared to June 30, 2008 and March 31, 2008, are a direct result of the rising unemployment levels impacting local residential borrowers.  Management initiates collection activity promptly and works closely with borrowers to evaluate the circumstances of delinquency to determine the appropriate resolution strategy.  Resolution strategies include (but are not limited to) collection of payments in accordance with the loan agreement, modification or restructure of the loan, forbearance, and foreclosure.

	(Dollar amounts in thousands)
	March 31, 2009		June 30, 2008		March 31, 2008
	30-59 Days	60-89 Days	30-59 Days	60-89 Days	30-59 Days	60-89 Days
One-to-four family loans	$1,227	-	$136	$56	$708	$56
Commercial real estate loans	90	-	-	-	764	-
Multi-family loans	-	82	-	-	-	-
Commercial loans	1,070		-	-	-	-
Home equity loans		-	-	-	-	-
Share loans	-	-	-	-	2	-
Total loan delinquencies	$2,387	$82	$136	$56	$1,474	$56

Allowance for Loan Losses.  At March 31, 2009, the allowance for loan losses was $4,129,000, or 4.53% of the total loan portfolio.  The loan loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans.  Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis.  This includes reviewing delinquency trends, impaired loans, loan-to-value ratios, and types of collateral.  Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis. Based on these factors, we believe that the allocation of the allowance for loan losses for these types of loans was appropriate at March 31, 2009.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

Specific Reserve Component of the Allowance for Loan Losses.  For loans where management deems either the timing or the repayment to be impaired, there are specific reserve allocations established.  The specific reserve is established based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan.  At March 31, 2009, the specific reserve component of the allowance for loan losses was $2,955,000, an increase of $1,670,000 from $1,285,000 at June 30, 2008.  The increase was primarily due to an increase in the provision for loan losses of $2,840,100 for impaired loans offset by charge-offs of $771,100 and reductions of specific reserves on impaired loans of $80,000 due to the receipt of principal payments.

The following table shows our allocation for the specific reserve component of the allowance for loan losses as of March 31, 2009:

	(Dollar amounts in thousands)
	Number of loans	Specific Reserve Allocation
Illinois	6	$1,034
Indiana	3	35
Michigan	1	962
Wisconsin	1	340
Florida	3	584
Total .	14	$2,955

Potential Problem Assets.  In determining the adequacy of the allowance for loan losses the Bank regularly evaluates potential problem loans as to the ability of the borrower to comply with the present loan repayment terms.  The Bank has identified three previously undisclosed credit relationships about which it has concerns about the future ability of the borrowers to comply with present loan repayment terms.  However, those concerns do not rise to a level of impairment at this time.

The first, involves residential real estate investors with residential properties located in Illinois and Indiana consisting of five separate loans with an aggregate balance of approximately $443,000.  The Bank is closely monitoring these loans.

Two separate commercial lease transactions, one with a loan balance of $251,000 involving a wholesale jeweler located in the state of New Jersey, and the other involving an information technology manufacturer in the state of Kansas with a loan balance of $712,000 have recently experienced first time payment delinquency.  For each credit the Bank is currently considering short term repayment modification arrangements with the expectation that economic conditions will eventually improve.

Another potential problem asset, previously disclosed at December 31, 2008 involves a retail development loan located in Northwest Indiana with a balance of $2.1 million and total availability up to $4.1 million. This loan is in the process of renewal subject to receipt and review of an updated appraisal providing adequate collateral coverage.  This loan continues to possess heightened credit risks due to the overall national and local retail economy.  Upon satisfactory completion of all due diligence, the Bank intends to allow the remaining available funds to be disbursed as the construction on this commercial project has been completed.  The Bank continues to closely monitor this credit.

Non-interest Income.  Non-interest income remained steady with a slight decrease of $3,000 to $144,000 for the three-month period ended March 31, 2009 from the same period in 2008.  Non-interest income increased $28,000 to $429,000 for the nine-month period ended March 31, 2009 from the same period in 2008.  The increase in the nine month periods was primarily related to the restructuring of deposit fees in January 2008 coupled with an increased level of overdraft activity.

Non-interest Expense.  Non-interest expense decreased $119,000 to $1.4 million for the three months ended March 31, 2009 from $1.5 million for the same period in 2008.  Non-interest expense decreased $799,000 to $4.1 million for the nine months ended March 31, 2009 from $4.9 million for the same period in 2008.

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

As previously disclosed in our press release dated March 25, 2009 the Company announced plans to close the Bank branches located at 19802 S. Harlem Avenue in Frankfort, Illinois and 713 U.S. Highway 41 in Schererville, Indiana, effective June 30, 2009. The decision is part of the company’s strategic plan to improve earnings by focusing on community banking services in the Bank’s primary markets areas. It is expected that the reduction of operating expenses will have a positive impact on the Bank’s and Company’s financial performance in fiscal 2010. The Company expects to record a one-time charge to earnings of approximately $1.0 million in its fiscal year ending June 30, 2009 as a result. The Company estimates that the branch closures will reduce annual operating expenses by approximately $490,000 beginning in fiscal 2010.

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.  Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.  Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment.  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution's risk classification and other factors.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009.  FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire.  The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

These changes would result in increased deposit insurance expense for the Bank in 2009.  These increases will be reflected in other expenses in the Bank’s income statement in the period of enactment.

Provision for Income Taxes.  The Company recognized no income tax benefit for the three and nine month periods ended March 31, 2009 and 2008.  The Company ceased recording an income tax benefit until net income is recorded to offset these benefits.

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

At March 31, 2009, there were $1.6 million of FHLB advances outstanding.  As of March 31, 2009, the Bank had $19.0 million in additional available credit with the FHLB based on parameters set by the FHLB.  Recently, the FHLB implemented a risk rating process which could reduce the lines of credit extended to member banks.  Following its most recent risk analysis of the Bank, FHLB imposed no additional restrictions, terms or reporting requirements on our borrowing capacity.

In an effort to develop alternative sources of liquidity, the Bank has established a relationship with the Federal Reserve Bank of Chicago and has been approved for access to the Discount Window for borrowing funds.  Then funding limitations are calculated based on the value of the collateral pledged for borrowing. To date, no collateral has been pledged. This relationship will assist in maintaining adequate liquidity and provide an additional source for short-term funding needs.

During the nine month period ended March 31, 2009 management strategically did not renew above market rate certificates of deposit which were primarily offered during promotional periods.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash from (used in) operating activities were $(327,000) and $168,000 for March 31, 2009 and 2008, respectively. Net cash from (used in) investing activities consist primarily of disbursements for loan originations, maturing agency securities and pay downs or sales of mortgage backed securities portfolio. In addition net cash from investing activities include proceeds from the surrender of the bank-owned life insurance (BOLI) plan. Net cash from (used in) investing activities were $9.2 million and $(4.8) million for March 31, 2009 and 2008, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and advances from borrowers for taxes and insurance.  The net cash used in financing activities was $(11.6) million and $(12.4) million at March 31, 2009 and 2008.

From June 30, 2008 through March 31, 2009, the Company received proceeds of $7.8 million from sales, maturities, calls, and paydowns of available-for-sale securities. Proceeds resulting from scheduled payments or calls were primarily to fund maturing high-yielding promotional certificates of deposit. In addition, during the third quarter 2009, management restructured the investment portfolio in order to provide the Company with quality assets which may be pledged as collateral for liquidity purposes; $3.7 million mortgage backed securities were sold and $4.0 million agency securities were purchased.

At March 31, 2009, the Company had $8.6 million in unfunded lines, and letters of credit outstanding of $138,000.  In addition, as of March 31, 2009, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $26.5 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0%, and 8.0%, respectively.  At March 31, 2009, the Bank exceeded each of its capital requirements with ratios of 22.97%, 29.14%, and 30.43%, respectively.

In order to strengthen the capital structure of the Bank, Royal Financial, Inc., the Bank’s holding company, invested an additional $4.0 million into its sole subsidiary Royal Savings Bank. As of March 31, 2009, Royal Financial, Inc. maintained an investment of $24.1 million in Royal Savings Bank.

Capital Purchase Program.  On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (the “Act”), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  Under authority provided by the Act, the Treasury Department established the Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary.  Financial institutions interested in participating were required to apply not later than November 14, 2008.  The Company originally submitted its application prior to the deadline, but has since withdrawn its application. Given the increasing level of uncertainty associated with the government program, management has determined that it is in the best interest of the Company and its stockholders not to seek to participate in the CPP, especially given that the Company’s regulatory capital levels far exceed the minimums required to be considered “ well-capitalized”.

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

The Company maintains the allowance for loan losses at a level adequate to absorb management’s estimate of probable incurred losses in the loan portfolio.  Management believes that it uses the best information available to determine the adequacy of the allowance for loan losses.  However, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A continued deterioration of overall market conditions, a continued economic downturn, prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry could continue to have a negative impact on our business.  If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continue to decline, this could result in, among other things, a further deterioration in credit quality or loans.  Negative conditions in the real estate markets where we operate have and could continue to adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral.  Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters.  These factors have and are likely to continue to adversely impact our borrowers’ ability to make required payments, which in turn, will continue to negatively impact our financial results.

Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

The volume and credit quality of our one-to-four family residential mortgages and home equity loans has recently decreased and continue to decrease as a result of, among other things, a continuing decrease in real estate values, a further increase in unemployment, a continued slowdown in housing price appreciation, or increases in interest rates.  These factors could continue to negatively affect our earnings and, consequently, our financial condition because:

•	The borrowers may not be able to repay their loans

•	The value of the collateral securing our loans to borrowers may decline further

•	The quality of our loan portfolio may decline further

•	Customers may not want or need our products and services

Any of these scenarios could continue to cause an increase in delinquencies and non-performing assets, require us to charge off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, each of which would reduce income.

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

We test and evaluate our liquidity sources regularly, and we are developing alternative sources.  In the third quarter 2009, the Bank has established a relationship with the Federal Reserve Bank of Chicago and has been approved for access to the Fed’s Discount Window as an alternative source for low cost funding. Funding limitations are calculated based on the value of the collateral pledged against any borrowing. To date, no collateral has been pledged. We believe this relationship will assist us in maintaining adequate liquidity and provide an additional source for short-term funding. However, there is no assurance that this source of funding will be or remain available in the future.

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

In addition, the Federal Deposit Insurance Corporation will temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under the Temporary Liquidity Guarantee Program.  Coverage under the Temporary Liquidity Guarantee Program (TLGP) is available for 30 days without a charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transactions deposits.  On November 24, 2008, we elected to participate in the Transaction Account Guarantee Program component in order to provide additional insurance coverage to our depositors.  We opted out of the Debt Guarantee Program which guarantees senior unsecured debt.  The Company did not have any eligible unsecured senior debt outstanding and does not intend to issue any new eligible debt.

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

Date: May 15, 2009	ROYAL FINANCIAL, INC.

	By:	/s/Leonard Szwajkowski
Leonard Szwajkowski
Chief Executive Officer and President

Date: May 15, 2009	By:	/s/Jodi A. Ojeda
Jodi A. Ojeda
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.