Form 10-K
period 2009-06-30
ROYAL FINANCIAL, INC.
filed 2009-09-28
CIK 1303531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 000-51123

ROYAL FINANCIAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-1636029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9226 S. Commercial Avenue

Chicago, Illinois 60617

(773) 768-4800

(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files.    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is $ 11,732,096, as of December 31, 2008, based on the last sale price of the Registrant’s common stock on December 31, 2008 of $5.12 per share on the OTC Bulletin Board.

As of September 25, 2009, 2,559,548 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ROYAL FINANCIAL, INC.

Form 10-K for Fiscal Year Ended

June 30, 2009

PART I

ITEM 1.	BUSINESS.

Royal Financial, Inc.

Royal Financial, Inc. (“Royal Financial” or the “Company”) was incorporated under the laws of the State of Delaware on September 15, 2004 for the purpose of serving as the holding company of Royal Savings Bank (the “Bank”) as part of the Bank’s conversion from a mutual to stock form of organization, which was completed on January 20, 2005. The Bank was founded in 1887 as Royal Savings and Loan Association, and is a community and customer-oriented savings bank organized under the laws of the State of Illinois. The Bank is engaged in the business of retail banking, with operations conducted through its main office located in Chicago, Illinois and one branch office also located in Chicago. In an effort to reduce operating expenses, the Bank closed its Frankfort, Illinois and Schererville, Indiana branch locations on June 30, 2009.

The Bank’s business consists of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, commercial real estate loans, multi-family real estate loans, consumer loans, and to a lesser extent, commercial loans and leases. The Bank also maintains an investment portfolio for earnings and liquidity purposes.

Overview of Fiscal 2009

Throughout this past fiscal year, and in light of the current economic environment, the Company took numerous actions designed to strengthen its balance sheet, reduce its expense structure, closely monitor and manage liquidity and maintain capital strength.

An in-depth assessment of the loan portfolio resulted in charge offs of $7.1 million during the fiscal year. In addition, the provision to the allowance for loan and lease losses totaled $10.3 million for the year ended June 30, 2009. At the end of the period, non-performing assets, which include impaired loans (accruing and non-accruing), other real estate owned and loans past due over 90 days, totaled $10.3 million, or 10.86% of total assets.

Based on management’s assessment, it was determined that the Frankfort and Schererville branches were inefficient, unprofitable centers for the Bank with little potential for growth in the current economy. Management requested and received approval from federal and state regulators to close the branches on June 30, 2009. The Company incurred approximately $1.2 million in one time costs, as a result of the branch closings, which included early termination of the leases, the payment of certain severance benefits, the write-off of leasehold improvements and of furniture and equipment not yet fully depreciated, and certain other costs associated with the closing. All one-time closure costs were expensed in fiscal year 2009 and we expect to incur only minimal expenses relating to the facilities in fiscal year 2010. We believe the branch closures have eliminated all of our excess branch capacity, which we believe will enable the Company to be more efficient in focusing on the southeast Chicago market.

The recent volatility of the economy has significantly increased liquidity risk. The Company developed, and will continue to enhance, its liquidity risk management plan to monitor current liquidity, project liquidity needs and review liquidity availability for possible sources of contingency funding.

To maintain the capital strength of the Bank, the Company invested an additional $4.0 million in its sole subsidiary during fiscal 2009.

Business Strategy

The Company’s mission is to operate the Company and the Bank in a safe and sound manner, to maximize stockholder value and comply with applicable laws and regulations. The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service.

During fiscal 2009, in a strategic analysis intended to identify ways to maximize stockholder value, the Company concluded that the sale or merger of the Company in a controlled auction would be the best strategy to maximize stockholder value. However, the extraordinary external circumstances created by the current economic environment, especially the extremely challenging environment for financial institutions generally, prevented execution of this strategy during 2009. Until this strategic option becomes viable once again, the Company is focused on enhancing stockholder value through conservation of capital, mitigation of credit risk in our loan portfolio, preservation of liquidity, and rationalization of general and administrative expenses. The Company will evaluate any viable strategic opportunity that may develop as the financial markets begin to recover and the banking environment stabilizes.

Specific elements of our business strategy include:

•

Mitigate credit risk. We believe the greatest threat to stockholder value is the credit risk inherent in certain bank assets, primarily our loan portfolio, which is directly influenced by general and local economic conditions. The Company will continue to monitor external and internal conditions and trends affecting our borrowers, identify credit risks proactively, analyze and estimate such risks in detail, actively manage workouts, and record appropriate allowances (reserves) promptly.

•

Monitor and manage liquidity risk. Recent disruptions in global credit and capital markets have significantly increased liquidity risk for financial institutions. The Company maintains and implements a liquidity risk management program to monitor conditions, update cash flow projections and contingency scenarios, and adjust (as needed) contingency funding plans.

•

Anticipate, monitor and mitigate interest rate risk. The federal government has adopted extraordinary monetary and fiscal policies and has proposed significant tax and regulatory changes over the last year. Current monetary policy is “easy”, and our interest rate risk is benign. However, if the federal government fails to adjust policies timely as economic conditions change, then our interest rate risk could change. The Company continuously monitors its interest rate risk in anticipation that external conditions will change.

•

Improve earnings. The Company continues to focus on improving core earnings by identifying, analyzing and implementing strategic expense reductions, maintaining tight control of operating expenses, retaining and increasing (where possible) loan volume in local markets where the credit risk is acceptable, and leveraging capital consistent with the Company’s capital requirements.

•

Monitor changes to and comply with statutory and regulatory requirements. The federal government has recently announced its intention to restructure the financial services industry. Recent federal government initiatives have imposed and/or are expected to impose additional reporting obligations, operating restrictions and/or performance requirements on financial institutions. The volume and pace of statutory and regulatory change, cost of compliance, and penalties for non-compliance, will most likely increase. The Company will monitor industry developments and trends and changes in laws, regulations and other external requirements proactively to minimize regulatory and reputational risk.

Market Area and Competition

The Bank is a community-oriented savings bank. The Bank’s primary deposit gathering efforts and lending activities are concentrated primarily in the communities surrounding its offices, which is southeastern Cook County, Illinois and bordering northwest Indiana.

The Bank’s market area is an urban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank’s offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds. Management of the Bank believes that its urban communities, which consist of residential neighborhoods of predominantly one-to-four-family residences and low to middle income families, have been impacted by the recent economic downturn.

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

Competition for loans comes principally from other financial institutions and mortgage companies in our primary market area. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition has increased as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the slowing of lending activity in the current economy.

Lending Activities

General. At June 30, 2009, our net loan portfolio totaled $82.2 million, representing approximately 86.7% of total assets at that date. Historically, one of the principal lending activities of the Bank was the origination of one- to four-family residential loans. The Bank continues to diversify its loan portfolio to include commercial real estate and commercial loans.

At June 30, 2009, one- to four-family residential loans amounted to $31.6 million, or 36.1% of the total loan portfolio. At June 30, 2009, commercial real estate loans and multi-family loans amounted to $41.3 million and $4.4 million, or 47.2% and 5.1% of the total loan portfolio, respectively. At June 30, 2009, commercial and consumer loans amounted to $9.5 million and $610,000 or 10.9% and 0.7%, respectively of the total loan portfolio, before net items.

The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by the Bank’s competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System, or the Federal Reserve

Board, legislative and tax policies and governmental budgetary matters. A savings institution generally may not make loans to any one borrower in an amount that exceeds 25% of the savings bank’s total capital plus general loan loss reserves. At June 30, 2009, the Bank’s regulatory limit on loans to one borrower is $5.1 million. The five largest loans, or groups of loans to one borrower, including related entities, aggregated $5.0 million, $3.9 million, $3.5 million, $2.8 million and $2.7 million. Each of the Bank’s five largest loans or groups of loans was performing in accordance with its terms at June 30, 2009.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	June 30,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$31,593	36.14%	$36,363	39.17%	$36,757	43.67%
Commercial real estate loans	41,291	47.23	43,337	46.68	32,880	39.06
Multi-family loans	4,419	5.05	3,689	3.97	4,768	5.67

Total real estate loans	77,303	88.42	83,389	89.82	74,405	88.40
Commercial loans	9,512	10.88	8,739	9.41	9,237	10.97
Consumer loans:
Home equity loans	515	0.59	591	0.64	343	0.41
Share loans	95	0.11	119	0.13	187	0.22

Total consumer loans	610	0.70	710	0.77	530	0.63

Total loans	$87,425	100.00%	$92,838	100.00%	$84,172	100.00%

Deferred loan fees and costs, net	22		(3)		(6)
Allowance for loan losses	(5,225)		(2,060)		(667)

Loans receivable, net	$82,222		$90,775		$83,499

Loan Concentrations: The following table sets forth the concentrations of the loan portfolio by state as of June 30, 2009.

Illinois	74.94%
Indiana	18.02
Michigan	1.86
Florida	1.04
Wisconsin	0.57
Other states combined	3.57

Total	100.00%

Origination of Loans. The Company’s lending activities are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders, existing customers and loan officers of the Bank. Written loan applications are taken by loan officers. The loan officers also supervise the procurement of credit reports, appraisals and other documentation involved with originating a loan. Property valuations are performed by independent outside appraisers approved by the Board of Directors of the Bank and are ordered independent of the loan officer.

Under the Bank’s real estate lending policy, a title opinion or a title insurance policy must be obtained for each real estate loan. The Bank also requires fire and extended coverage casualty insurance in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. The Bank frequently requires borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums. The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Bank’s loan policy authorizes the Senior Vice President-Loans and President/CEO to approve extensions of credit with individual authority up to $400,000 and aggregate authority up to $800,000. The Loan Committee, consisting of two outside directors, the Senior Vice President-Loans and the President/CEO, is authorized as a committee to approve aggregate extensions of credit up to $2.5 million. Any aggregate extension of credit over $2.5 million requires approval of the entire Board of Directors.

The following table shows total loans originated, sold, purchased and repaid during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Loan Originations:
Real estate loans:
One- to four-family loans	$690	$4,171	$12,696
Commercial real estate loans	5,331	8,570	14,538
Multi-family loans	312	1,950	1,571
Commercial loans	3,205	3,631	13,320
Consumer loans:
Home equity loans	—	294	89
Share loans	55	112	119

Total loan originations	9,593	18,728	42,333
Participations purchased(1)	—	4,038	1,847
Loan principal reductions	(15,006)	(14,100)	(37,718)
Increase (decrease) due to other items, net(2)	(3,140)	(1,390)	(289)

Net increase (decrease) in loan portfolio	$(8,553)	$7,276	$6,173

(1)	Participations purchased consist of commercial real estate loans.
(2)	Other items consist of loans in process, deferred fees, unearned interest and allowance for loan losses

Maturity of Loan Portfolio. The following table presents certain information at June 30, 2009 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to prepayments as a result of the refinancing of adjustable-rate and fixed-rate loans at lower rates). Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or the allowance for loan losses.

	At June 30, 2009
	One- to Four-Family	Commercial Real Estate	Multi-family	Commercial	Consumer	Total Loans
	(In thousands)
Amounts Due In:
One year or less	$3,335	$12,880	$866	$3,998	$3	$21,082
More than one year to five years	13,021	22,867	2,448	5,514	332	44,182
More than five years	15,237	5,544	1,105	—	275	22,161

Total amount due	$31,593	$41,291	$4,419	$9,512	$610	$87,425

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2010 that have fixed interest rates or that have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One- to four-family loans	$27,980	$291	$28,271
Commercial real estate loans	22,024	6,388	28,412
Multi-family loans	2,780	772	3,552
Commercial loans	5,240	261	5,501
Consumer loans:
Home equity loans	515	—	515
Share loans	—	92	92

Total loans	$58,536	$7,807	$66,343

One- to Four-Family Residential Real Estate Loans. One of the Bank’s primary lending activities is the origination of loans secured by one- to four-family residences. At June 30, 2009, $31.6 million, or 36.1%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

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

The Bank offers residential mortgage loans with either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed rate loans generally have maturities ranging from 5 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank’s fixed rate loans generally are originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors that purchase mortgages in the secondary market. At June 30, 2009, $30.2 million, or 96%, of the Bank’s one- to four-family residential mortgage loans were fixed rate loans.

Multi-Family Residential Loans. The Bank also offers multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80%. At June 30, 2009, the Bank had $4.4 million in multi-family residential mortgage loans which amounted to 5.1% of the total portfolio.

Commercial Real Estate Loans. The Bank’s commercial real estate loan portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, retail stores and restaurants generally located within the Chicago Metropolitan Statistical Area (MSA) and Northwest Indiana. In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the Midwest. Some of the collateral securing such loans is outside the Chicago MSA, but is still in the Midwest. Commercial real estate loans amounted to $41.3 million, or 47.2% of the total loan portfolio at June 30, 2009. Participation interest in commercial real estate loans purchased amounted to $7.8 million, or 18.8% of the commercial real estate portfolio at June 30, 2009. Before purchasing such loans, the Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.

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

Commercial Loans. At June 30, 2009, commercial loans amounted to $9.5 million, or 10.9% of the loan portfolio. Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal prime rate or fixed rates of interest. Commercial loans are made to small to medium-size businesses within the Bank’s market area. A substantial portion of the Bank’s small business loans are secured by real estate, equipment and other corporate assets. The Bank also normally obtains personal guarantees from the principals of the borrower with respect to all commercial loans. In addition, the Bank may extend loans for commercial business purposes, which are secured by a mortgage on the proprietor’s home or the business property. Commercial loans generally are deemed to involve a greater degree of risk than one- to four-family residential mortgage loans.

Consumer Loans. The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. At June 30, 2009, $610,000, or 0.7% of the total loan portfolio, consisted of consumer loans. The consumer loans offered include home equity loans and loans secured by deposit accounts in the Bank, which are sometimes referred to as share loans. At June 30, 2009, home equity loans amounted to $515,000, or 0.6% of the total loan portfolio. These loans are secured by the underlying equity in the borrower’s residence. As a result, the Bank generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage loan held by the Bank. If the Bank does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have 10-year terms and may have either floating rates of interest tied to the Bank’s internal prime rate or fixed rates of interest. Loans secured by deposit accounts in the Bank amounted to $95,000, or 0.1%, of the total loan portfolio at June 30, 2009. Such deposit account loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 3%. These loans mature on or before the maturity date of the underlying savings account and have five year maximum terms.

Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or “points” for originating loans in most cases. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality General. The Bank mails delinquency notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. Additional notices are sent out when a loan becomes 30 days or 60 days past due. If a loan becomes 90 days past due, the Bank mails a notice indicating that the Bank will refer the collection of the loan to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest. During fiscal 2009, the Company has enhanced its asset review by increased monitoring of credits by the Board of Directors, loan committee, management and the addition of a full-time credit analyst. In addition, management continues to stratify the portfolio to better understand and address any risk that may be inherent in the portfolio.

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $44,000 in real estate owned at June 30, 2009.

Delinquent Loans. At June 30, 2009 there were four loans, excluding loans placed on non-accrual, totaling $339,000 that were over 30 days past due.

Non-performing Assets. The following table presents information with respect to the nonperforming assets at the dates indicated.

	At June 30,
	2009	2008	2007
	(Dollars in thousands)
Non-accruing Loans:
Real estate loans:
One- to four-family loans	$1,219	$1,358	$—
Commercial real estate loans	6,243	2,873	—
Multi-family loans	553	—	—
Commercial loans	1,136	1,034	—
Consumer loans:
Home equity loans	27	—	—
Share loans	—	—	—

Total non-accruing loans	$9,178	$5,265	$—

Impaired loans, including non-accruing	10,232	5,265	709
Real estate owned(1)	44	—	—

Total non-performing assets(2)	10,276	5,265	709
Troubled debt restructurings	—	—	—

Troubled debt restructurings and total non-performing assets	$10,276	$5,265	$709

Loans past due over 90 days still on accrual	$48	$—	$226

Total non-performing loans(3) and troubled debt restructurings as a percentage of total loans	11.76%	5.67%	0.85%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	10.86%	4.53%	0.53%

(1)	Real estate owned typically includes other repossessed assets and the balances are shown net of related loss allowances.

(2)	Non-performing assets consist of both accruing and non-accruing impaired loans, loans 90 days past due and real estate owned.
(3)	Non-performing loans consist of both accruing and non-accruing impaired loans and loans 90 days past due.

Non-accrual loans for the year ended June 30, 2009 were $9.2 million; non-accrual loans for the years ended June 30, 2008 and 2007, were $5.3 million and $709,000, respectively. Foregone interest on non-accrual loans for the year ended June 30, 2009 was approximately $791,000 compared to approximately $182,000 for the year ended June 30, 2008.

The bank had 23 impaired credit relationships, totaling $10.2 million as of June 30, 2009, compared to 11 impaired credit relationships, totaling $5.3 million, as of June 30, 2008.

The specific reserve allocation for the impaired loans as of June 30, 2009 and June 30, 2008, was $274,000 and $1.3 million, respectively. The decrease in the specific reserve allocation was due to the charge offs of the previously allocated reserves for impaired loans. The increase in impairments from June 30, 2008 to June 30, 2009 coupled with a declining economy and management’s analysis of probable incurred losses resulted in the need for additional provision for loan losses of $10.3 million for the year ended June 30, 2009, compared to a provision for loan losses of $1.4 million for the year ended June 30, 2008.

The Bank recorded loan charge-offs totaling $7.1 million for the year ended on June 30, 2009.

The following is a discussion of previously disclosed impaired loans and credit concentrations as indicated:

•

Three relationships with an aggregate outstanding balance of approximately $482,000 are separate commercial real estate participations for property located in Florida, all secured by ocean front properties. The Bank recorded aggregate charge-offs of $891,000 due to the continued deterioration of collateral values during the year. The loans are all in foreclosure. These three participations and one owner occupied residential home with a balance of $389,000 as of June 30, 2009 represent the Company’s total loan concentrations to borrowers in or with respect to property located in the state of Florida. The residential home is for a long-term customer of the bank and is paying as in accordance with its terms.

•

A commercial and industrial loan, secured by receivables, has been negatively impacted by the recession. The Bank recorded a charge-off of $382,000 during the year based on further impairment. The Bank has instituted a collection loan repayment schedule on the remaining $50,000 loan balance. Additional efforts towards potential recovery of the charged-off amount continue as we closely monitor the progress of this company.

•

Two separate loan participations with different lead banks both involving hotel and complex properties, with an aggregate outstanding balance of $1.4 million, both continue to experience weak operating results. The lead banks and all participants on both credits continue to consider all legal collection options. The Bank recorded $1.7 million and $227,000 in charge-offs on the Michigan and Chicagoland area project, respectively, during the fiscal year. The Bank has no other credit concentration in the hotel industry.

•

A loan, with a balance of $1.8 million at June 30, 2009, involving a commercial real estate property near downtown Chicago is in foreclosure. The Bank recorded a charge-off of $818,000 during fiscal 2009. The Bank continues workout negotiations with the borrower in the effort to collect the entire outstanding loan balance.

•

The Bank has foreclosed against a single family residential home builder located in the Chicagoland area. At June 30, 2009, the loan balance was $1.9 million. The Bank recorded a charge-off of $217,000 during 2009 on a loan secured by the original construction loan. A second credit with this borrower involving a secured commercial real estate loan with a balance of $137,000 at June 30, 2009 continues to be paid as agreed.

•

The Bank continues legal collection on a second local area home builder on an impaired loan with a balance of $21,000 at June 30, 2009. The bank has only one other existing credit exposure with a residential home builder. The loan balance with this Chicagoland builder is $781,000 at June 30, 2009 and we continue to closely monitor this credit which continues to be paid as agreed and is not considered impaired.

•

A commercial multi-family loan secured by a property in Wisconsin is in foreclosure. Collection efforts continue with the respective individual borrowers. The Bank recorded a $1.2 million charge-off as a result of the impairment analysis reflecting a significant deterioration in the market value. The first mortgage holder has initiated the foreclosure process. We continue to pursue collection on the personal guarantees. We have no other credit exposure in the state of Wisconsin.

•	A non-owner occupied commercial real estate relationship with a balance of $440,000 at June 30, 2009 is expected to payoff. The Bank expects full recovery of all principal, interest and related costs.

•	A small commercial and industrial loan with a balance of $124,000 at June 30, 2009 continues to pay as agreed.

•

The Bank charged-off an aggregate $727,000 on five separate impaired loan relationships involving residential mortgage loans disclosed last quarter. These loans are in various stages of loan modification, collection or foreclosure.

During the last quarter of the fiscal year ended June 30, 2009, six new additional loan relationships, totaling $2.3 million, were identified as impaired. Three of these relationships were previously disclosed at March 31, 2009 as potential problem assets. The first, involves residential real estate investors with residential properties located in Illinois and Indiana consisting of five separate loans. The bank recorded $157,000 in charge-offs against these loans during 2009 based on impairment due to declining area home values.

Two separate commercial lease transactions, one with a balance of $250,000 involving a wholesale jeweler located in the state of New Jersey, and the other involving an information technology manufacturer in the state of Kansas with a loan balance of $699,000, were also impaired at June 30, 2009. Management has currently established $274,000 in specific reserves for the lease transactions as it continues to evaluate workout strategies, including possible restructure.

A small commercial equipment loan with a local retail business with a balance of $13,000 at June 30, 2009 was impaired during the quarter after a $32,000 charge-off.

Two separate commercial real estate secured loans to affiliated borrowers with an aggregate amount of $1.0 million involving retail businesses in Chicago were also impaired. These two loans remain in accrual status. Management believes that the larger loan, a $749,000 credit, has a potential viable exit strategy.

In the last quarter of the fiscal year, the Company changed the timing of recording charge-offs of estimated loan impairments. Previously, the Company allocated a specific reserve for each impaired loan at the time management determined the loan was impaired. Charge-offs were generally not recorded until the loan workout was resolved or the property securing the loan was foreclosed and transferred to other real estate owned. Management believes the accelerating deterioration of asset values as a result of the current credit cycle has begun to make that treatment less useful to financial statement users. By adopting the change, management believes that it will present a clearer picture of the Company’s condition. Going forward, management intends generally to charge-off impaired loans at the time the impairment is determined rather than record and maintain a specific reserve within the allowance for loan losses against such loans.

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

Potential Problem Loans: In determining the adequacy of the allowance for loan losses the Bank regularly evaluates potential problem loans as to the ability of the borrower to comply with the present loan repayment terms. The Bank has identified one previously undisclosed credit relationship about which it has concerns about the future ability of the borrower to comply with present loan repayment terms. However, those concerns do not rise to the level of impairment at this time. This relationship involves a commercial real estate loan secured by a commercial office property located in the Chicago area with an approximate loan balance of $1.5 million at June 30, 2009. The previous, primary tenant in this multi-level office building was a financial institution that recently failed. Management remains in discussion with the borrower.

Allowance for Loan Losses. At June 30, 2009, the allowance for loan losses was $5.2 million, or 5.98% of the total loan portfolio. The loan loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the loan portfolio. In general, management reviews the composition of the loan portfolio, in detail, on a quarterly basis. This includes reviewing delinquency trends, impaired loans, loan to value ratios and types of collateral. Management then compares these trends to FDIC peer group data and a bank custom peer group as a means of additional analysis. Based on these factors, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at June 30, 2009.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family loans	$1,327	36.14%	$167	39.17%	$33	43.67%
Commercial real estate loans	3,103	47.23	1,364	46.68	407	39.06
Multi-family loans	60	5.05	15	3.97	24	5.67
Commercial loans	714	10.88	512	9.41	203	10.97
Consumer loans:
Home equity loans	21	0.59	2	0.64	—	0.41
Share loans	—	0.11	—	0.13	—	0.22

Total	$5,225	100.00%	$2,060	100.00%	$667	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$2,060	$667	$400
Charge-offs, net	(7,098)	(135)	—
Provision for loan losses	10,263	1,528	267

Balance at end of period	$5,225	$2,060	$667

Allowance for loan losses as a percent of total loans outstanding	5.98%	2.22%	0.80%
Allowance for loan losses as a percent of total non-performing loans	50.83%	39.13%	94.08%
Ratio of net charge-offs to average loans outstanding	7.63%	0.15%	0.00%

Investment Securities

The Bank has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies, government sponsored entities, and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds. Any material deviation from the investment strategy requires approval by the Board of Directors through the Investment

Committee. At June 30, 2009, the Company did not hold any investment security with an aggregate book value or market value in excess of 10% of stockholders’ equity.

The following table sets forth information relating to the amortized cost and fair value of the securities portfolio, all of which are classified as available-for-sale.

	At June 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government sponsored entities	$4,000	$3,996	$2,000	$2,002	$7,000	$6,922
Mortgage-backed	—	—	688	686	932	907
Collateralized mortgage obligations	—	—	5,040	5,059	7,445	7,330
Corporate debt	—	—	—	—	436	436

Total	$4,000	$3,996	$7,728	$7,747	$15,813	$15,595

The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2009. The amounts reflect the fair value of the securities at June 30, 2009.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	6-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total
	(Dollars in thousands)
U.S. Government sponsored entities(1)	—	—	$2,997	2.73%	$999	4.00%	—	—	$3,996

Total	—	—	$2,997	2.73%	$999	4.00%	—	—	$3,996

During fiscal 2009, management restructured the investment portfolio in order to provide the company with quality assets which may be pledged as collateral for liquidity purposes; $3.7 million mortgage back securities were sold and $4.0 million agency securities were purchased.

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

Deposits. Deposits are attracted by the Bank principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required the time periods the funds must remain on deposit and the interest rate.

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

The following table shows the distribution of and certain other information relating to the Bank’s deposits by type as of the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposits
Interest bearing	$7,555	10.72%	$8,169	9.74%	$9,641	9.77%
Non-interest bearing	5,761	8.17	5,157	6.15	6,569	6.66
Savings deposits	25,684	36.44	25,945	30.93	27,618	27.99

Total transaction accounts	39,000	55.33	39,271	46.82	43,828	44.42
Certificate accounts:
1.00% – 1.99%	13,205	18.73	4,504	5.37	5	—
2.00% – 2.99%	9,538	13.53	13,011	15.51	2,699	2.74
3.00% – 3.99%	5,073	7.20	4,185	4.99	7,174	7.27
4.00% – 4.99%	2,946	4.18	8,583	10.23	18,033	18.27
5.00% – 5.99%	725	1.03	14,321	17.08	26,937	27.30

Total certificate accounts	31,487	44.67	44,604	53.18	54,848	55.58

Total deposits	$70,487	100.00%	$83,875	100.00%	$98,676	100.00%

The following table sets forth the savings activities of the Bank during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Total deposits at beginning of period	$83,875	$98,676	$78,898
Net deposits (withdrawals)	(15,272)	(17,191)	16,956
Interest credited	1,884	2,390	2,822

Total deposits at end of period	$70,487	$83,875	$98,676

The following table shows the interest rate and maturity information for the Bank’s certificates of deposit at June 30, 2009.

	Maturity Date
Interest Rate	One Year or Less	1-2 Years	2-3 Years	Over 3 Years	Total
	(In thousands)
1.00% – 1.99%	$12,511	$694	$—	$—	$13,205
2.00% – 2.99%	7,715	1,039	745	39	9,538
3.00% – 3.99%	4,027	339	559	148	5,073
4.00% – 4.99%	1,173	529	1,125	119	2,946
5.00% – 5.99%	—	—	418	307	725

Total	$25,426	$2,601	$2,847	$613	$31,487

As of June 30, 2009, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $10.1 million. The following table presents the maturity of these time certificates of deposit at such dates.

June 30, 2009
(In thousands)
3 months or less	$3,578
Over 3 months through 6 months	2,447
Over 6 months through 12 months	2,524
Over 12 months	1,524

$10,073

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

The following table shows certain information regarding the short-term borrowings of the Bank at or for the dates indicated:

	At or for the Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank open line of credit:
Average balance outstanding	$4,032	$1,382	$—
Maximum amount outstanding at any month-end during the period	9,200	5,000	—
Balance outstanding at end of period	3,900	—	—
Average interest rate during the period	0.91%	4.34%	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A

At June 30, 2009 the Bank had $3.9 million in outstanding advances with the Federal Home Loan Bank. The Bank had $15.0 million in additional available credit with the FHLB based on parameters set by the FHLB. Additional stock and collateral may be purchased or provided to increase overall potential advance availability. At June 30, 2008 and 2007, there were no outstanding advances from the Federal Home Loan Bank.

Subsidiaries

The Company’s only subsidiary is Royal Savings Bank. The Bank does not currently have any other subsidiaries.

Total Employees

The Bank had 39 full-time equivalent employees at June 30, 2009. As of September 25, 2009, the Bank has 29 full-time equivalent employees due to the aforementioned branch closures. None of these employees are represented by a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Bank and the Company can be materially affected not only by management decisions and general economic conditions, but also by applicable statues and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank. The following is a summary of material provisions of the statutes and regulations applicable to the Bank and the Company. These summaries are not intended to be a complete explanation of such statutes and regulations and their effect on us and are qualified in their entirety by reference to the actual statutes and regulations. Also, these statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations. Finally, please note that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors and the FDIC’s deposit insurance fund, rather than stockholders of banks and bank holding companies.

2008 Emergency Economic Stabilization Act

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”) in response to the financial turmoil in the banking industry. EESA authorized the Secretary of the U.S. Department of the Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the U.S. Department of the Treasury (“U.S. Treasury”), pursuant to its authority under EESA, announced the Capital Purchase Program (“CPP”). Pursuant to the CPP, qualifying small bank financial institutions, with assets less than $500 million, may issue senior preferred stock to the U.S. Treasury in an amount not less than 1% of the institution’s risk-weighted assets and not more than 5% of the institution’s risk-weighted assets. Financial institutions participating in the CPP must agree and comply with certain restrictions, including restrictions on dividends, stock redemptions, stock repurchases and executive compensation. Pursuant to the CPP, the U.S. Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes. Neither the Company nor the Bank is participating in the CPP.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, ARRA imposes executive compensation and corporate governance limits on current and future participants in TARP through amendments to EESA executive compensation provisions. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital subject to the U.S. Treasury’s approval after consultation with the recipient’s appropriate federal banking regulations. These provisions are not applicable to Company or the Bank because neither is participating in TARP.

On February 25, 2009, the U.S. Treasury announced the Capital Assistance Program (“CAP”) applicable to public financial institutions. The CAP consists of two components. First, the U.S. Treasury will conduct a coordinated supervisory capital assessment exercise with each banking organization whose assets exceed $100 billion. Second, the U.S. Treasury will purchase mandatory convertible preferred stock from qualifying public financial institutions “as a bridge to private capital in the future.” The CAP does not replace the CPP, and institutions participating in the CPP may also apply to participate in the CAP. Financial institutions participating in the CAP must agree to a similar set of restrictions as that of the CPP, including restrictions on dividends, stock redemptions and repurchases, and executive compensation. Neither the Company nor the Bank has applied for CAP.

FDIC Temporary Liquidity Guarantee Program

On October 15, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program consists of two voluntary components: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Eligible entities not wishing to participate must have formally opted out of each of the DGP and TAGP as of December 5, 2008.

Debt Guarantee Program. Pursuant to the DGP, eligible entities may issue FDIC-guaranteed senior unsecured debt in an amount equal to 125% of the entity’s senior unsecured debt outstanding as of September 30, 2008. Under the DGP, upon a payment default by the issuer of FDIC-guaranteed debt, the FDIC would continue to make scheduled interest and principal payments on the guaranteed debt. Debt issued under the DGP must be issued on or before October 31, 2009, and the guarantee will end on the earlier of the maturity date of the debt and any mandatory conversion date and December 31, 2012, although guaranteed debt may have a maturity date beyond December 31, 2012. Participating entities are assessed a fee by the FDIC based on the term of the debt and the type of institution. Neither the Company nor the Bank is currently participating in the DGP.

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2009. On August 26, 2009, the FDIC adopted a final rule extending the TAGP for six months, through June 30, 2010. For institutions choosing to remain in the program for the extended period, the annual assessment rate that will apply to such institutions during the extension period will be either 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. The current assessment applicable to institutions participating in the TAGP is 10 basis points on qualifying transaction account deposits in excess of $250,000. Any institution currently participating in the TAGP that wishes to opt out of the TAGP extension must submit its opt-out election to the FDIC on or before November 2, 2009. The Bank is currently participating in the TAGP.

Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5%. The Bank is currently participating in the TAGP.

Bank Holding Company Regulation

General. The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, pursuant to the Bank Holding Company Act of 1956, as amended, or the BHC Act. As a bank holding company registered in accordance with the BHC Act, we are regulated by and subject to the supervision of the Federal Reserve Board and are required to file with the Federal Reserve Board periodic reports and such other information as may be required from time to time. The Federal Reserve Board has the authority to conduct examinations of bank holding companies as well as the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board.

Because the Bank is chartered under Illinois law, the Company is also subject, as a savings bank holding company, to examination and regulation by the Illinois Department of Financial and Professional Regulation or IDFPR, pursuant to the Illinois Savings Bank Act, or the Savings Bank Act.

The BHC Act - Acquisitions and Permissible Activities. The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to:

•	engage in certain non-banking activities;

•	acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association;

•	increase any such non-majority ownership or control of any bank, bank holding company or savings association; or

•	merge or consolidate with any bank holding company.

A bank holding company may engage in and own shares of companies engaged in certain non-banking activities only if the Federal Reserve Board has determined such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act (“GLB Act”) permits qualifying holding companies, “financial holding companies,” to engage in, or to affiliate with companies engaged in, a broader range of activities than is permissible for a traditional bank holding company. In order to qualify for this election, all of the depository institution subsidiaries of the bank holding company must be “well capitalized” and “well managed,” as defined under Federal Reserve Board regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to the Community Reinvestment Act, or the CRA. At this time, the Company has not elected to become a financial holding company and has no immediate plans to do so.

Interstate Banking and Branching Legislation. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Interstate Banking Act, bank holding companies are allowed to acquire banks across state lines subject to various requirements of the Federal Reserve Board and certain state-imposed age and deposit concentration limits. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and, as a result, create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Capital Requirements. The Federal Reserve Board has adopted risk-based requirements for assessing the capital adequacy of bank holding companies. Bank holding companies with consolidated assets of more than $500 million are required to comply with the Federal Reserve Board’s capital guidelines. Bank holding companies with consolidated assets of less than $500 million and that otherwise qualify as “small bank holding companies” under applicable regulations are not required to comply with the Federal Reserve Board’s risk-based capital guidelines on a consolidated basis. The Company qualifies as a small bank holding company, and as a result it is not required to comply with the Federal Reserve Board’s risk-based capital requirements. Instead, the Company must comply with the Federal Reserve Board’s Small Bank Holding Company Policy Statement (“Policy Statement”), which requires the Company to maintain a certain debt-to-equity ratio in order to pay dividends. Insured depository subsidiaries of the Company are also expected to be “well capitalized.”

Ownership Limitations. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a depository institution or a bank holding company unless the appropriate federal banking agency has been given prior notice and public notice has been provided. Control is generally defined under this act as ownership of 25% or more of any class of voting stock. In addition, the acquisition of 10% or more of a class of voting stock of a depository institution or a bank holding company by a person may require the prior regulatory approval of the Federal Reserve Board. Furthermore, any company, as that term is broadly defined in the BHC Act, would be required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of a depository institution or a bank holding company, or such lesser percentage as the Federal Reserve Board deems to constitute a “controlling influence.” In addition, under the Savings Bank Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the IDFPR.

Bank Holding Company Dividends. Bank holding companies operating under the Federal Reserve Board’s Small Bank Holding Company Policy Statement may not pay dividends unless (i) the bank holding company’s debt-to-equity ratio is at or below 1.0:1, (ii) the dividends are reasonable in amount, (iii) the dividends do not adversely affect the ability of the bank holding company to service its debt in an orderly manner, (iv) the dividends do not adversely affect the ability of the bank holding company’s subsidiary banks to be “well capitalized,” (v) the bank holding company is considered to be “well managed” by the Federal Reserve Board, and (vi) during a specified time period, there have been no supervisory actions taken or pending against the bank holding company or any subsidiary bank.

In addition, Federal Reserve policy provides that, as a general matter, a bank holding company should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company’s net income over the prior four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; and (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve may find that the bank holding company is operating in an unsafe and unsound manner if the bank holding company does not comply with the Federal Reserve dividend policy and may use its enforcement powers to limit or prohibit the payment of dividends by bank holding companies.

Bank Holding Company Support of Subsidiary Banks. Under a long-standing Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company would not otherwise consider itself able to do so. Similarly, pursuant to the cross-guarantee provisions of the Federal Deposit Insurance Act, or FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with:

•	the “default” of a commonly controlled FDIC-insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency. Sarbanes-Oxley’s principal provisions provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence that restricts non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with a company’s independent auditors; (vi) requirements that audit committee members are independent and will not accept consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC); (viii) expanded disclosure for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with bank regulatory requirements; (x) disclosure of the company’s code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.

Bank Regulation

General. The Bank is an Illinois-chartered savings bank. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the Illinois Department of Financial and Professional Regulation (IDFPR), as well as by the FDIC, as its primary federal regulator and insurer of deposits. The Bank is a member of the Federal Home Loan Bank of Chicago, or FHLB. The Federal Deposit Insurance Act (FDIA) requires prior approval from the FDIC for any merger or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office.

The FDIA also gives the FDIC the power to issue cease-and-desist orders. A cease and desist order may prohibit a bank from engaging in certain unsafe and unsound bank activities or require a bank to take certain affirmative actions. The FDIC also supervises compliance with the federal laws and regulations that, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to executive officers, directors or principal stockholders of the Bank, the Company and any subsidiary of the Company. The FDIC also examines the Bank for its compliance with statutes that restrict and, in some cases, prohibit certain transactions between a bank and its affiliates.

In addition, the Bank is subject to restrictions with respect to:

•	the nature and amount of securities in which it may invest;

•	the amount of investment in the Bank’s premises; and

•	the manner in and extent to which it may borrow money.

Furthermore, all banks are affected by the credit policies of the Federal Reserve Board, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Capital Requirements. Pursuant to the Savings Bank Act, and the implementing regulations of the IDFPR, an Illinois savings bank must maintain a minimum capital level not less than 3% of total assets and not less than that required to maintain deposit insurance by the FDIC. The IDFPR has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank’s financial condition, history, management or earnings prospects.

Federal regulatory agencies have adopted risk-based capital guidelines applicable to financial institutions. Capital is divided into two components: Tier 1 capital, which includes common stock, non-withdrawable accounts and pledged deposits meeting certain criteria, additional paid-in capital, retained earnings and certain types of perpetual preferred stock, less certain items including certain intangible assets, serving rights and certain credit-enhancing interest-only strips; and Tier 2 capital, which includes, among other things, perpetual preferred stock, subordinated debt, limited amounts of unrealized gains on marketable equity securities and the allowance for loan losses. These components of capital are measured as ratios of total assets and risk-based assets.

Pursuant to the FDIC’s capital requirements, a bank is considered “well capitalized” for regulatory purposes if it has a total risk-based capital ratio of 10% or greater; has a Tier 1 risk-based capital ratio of 6% or greater; has a leverage ratio of 5% or greater; and is not subject to any written agreement, order, capital directive or prompt corrective action directive.

Lending Restriction. The Savings Bank Act governs the type and amount of loans the Bank may make, including, but not limited to, restrictions from making secured or unsecured loans for business, commercial or agricultural purposes that represent, in the aggregate, an amount in excess of 15% of its total assets, unless the IDFPR authorizes a higher percentage upon the request of an institution.

The Bank is also subject to limitations on loans to one borrower. Pursuant to the Savings Bank Act, the total loans and extensions of credit, both direct and indirect, made by the Bank to any one person outstanding at one time must not exceed the greater of 25% of the Bank’s total capital plus general loan loss reserves. The Bank may make an additional extension of credit equal to 10% of the Bank’s capital plus general loan loss reserves, which is separate and in addition to the 25% limit, to a person if such amount is secured by readily marketable collateral.

Transactions with Affiliates. The Bank is subject to laws and regulations restricting or limiting transactions between a bank and an affiliated company, including a parent bank holding company. Specifically, the Bank is subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities of affiliated companies, on the taking of such stock or securities as collateral for loans to any borrower and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliates. Generally, the Bank may extend credit to any affiliate up to an amount equal to 10% of its capital and may extend credit to all affiliates up to an aggregate amount equal to 20% of its capital.

Dividends. Under the Savings Bank Act, the Bank may declare dividends only when its total capital is greater than that which is required by the Savings Bank Act. In general, dividends may be paid by the Bank out of its net profits. The written approval of the IDFPR must be obtained, however, before a savings bank may declare dividends in excess of its net profits for any year or before a savings bank with capital less than 6% of total assets may declare a dividend in excess of 50% of the savings bank’s net profits. The Bank may not pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the IDFPR or (iii) the amount required for the liquidation account established by the Bank in connection with the Bank’s conversion to stock form. The IDFPR and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if either determines that the distribution would constitute an unsafe or unsound practice.

Federal Reserve Board. The Bank is subject to Federal Reserve Board regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations require 3% reserves on the first $44.4 million of transaction accounts plus 10% on the remainder. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with this requirement.

Federal Home Loan Bank System. The Bank is a member of the FHLB. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At June 30, 2009, the Bank had $381,300 in FHLB stock, which complies with this requirement. At June 30, 2009, the Bank had $3.9 million in FHLB advances outstanding.

Illinois Banking System. The IDFPR and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as the Bank. This enforcement authority includes, among other things, the ability to issue cease and desist orders or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

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

Standards for Safety and Soundness. The FDIA, as amended by the Federal Deposit Insurance Corporation Improvements Act of 1991, or the FDICIA, and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards under FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require banks to have appropriate systems and practices in order to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice when the amounts paid as compensation are unreasonable or disproportionate to the services performed by the executive officer, employee, director or principal stockholder. In addition, the FDIC has adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA, discussed below. If an institution fails to comply with such an order, the FDIC may seek to enforce the order in judicial proceedings and impose civil money penalties. The FDIC and the other federal bank regulatory agencies have also proposed guidelines for asset quality and earning standards.

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve Board and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan that, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, a bank holding company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions under the prompt corrective action provisions of FDICIA.

As of June 30, 2009, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

FDIC Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund, or DIF. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the DIF and to impose additional special assessments, if necessary. On February 27, 2009, the FDIC Board of Directors adopted a new final rule that modified the risk-based assessment fee system. To determine an institution’s assessment rate, each insured bank is placed into one of four risk categories. First, each insured bank is assigned to one of the following three capital evaluation groups: “well capitalized,” “adequately capitalized,” or “undercapitalized.” Second, each institution is assigned to one of three supervisory evaluation groups: “A” (institutions with minor weaknesses), “B” (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution) or “C” (institutions that pose a substantial probability of loss to the Deposit Insurance Fund unless effective corrective action is taken). Based on an institution’s capital and supervisory evaluation group assignments, it will be assigned to either risk category I, II, III or IV. Base rates for the risk categories generally range from a minimum of 12 basis points for risk category I to 45 basis points for risk category IV. In addition, the new rule introduced potential adjustments to the base rates applicable to an institution based on the institution’s long-term unsecured debt, secured liabilities and brokered deposits, if any. After any applicable adjustments are made, an institution assigned to risk category I will pay an assessment rate ranging between 7 and 24 basis points for every $100 of deposits liabilities, and institutions rated in risk categories II, III and IV will pay assessment rates of between 17 and 77.5 basis points for every $100 of deposit liabilities.

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

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Pursuant to the Reform Act, the FDIC merged the Bank Insurance Fund (BIF), and the Savings Association Insurance Fund, (SAIF), to form the DIF on March 31, 2006. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC annually sets the reserve level of the DIF within a statutory range between 1.15% and 1.50% of insured deposits. The FDIC set the reserve level at 1.25% for 2008. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

In response to the DIF falling below 1.15%, the FDIC, on May 22, 2009, adopted a final rule with respect to an emergency assessment to be imposed on insured depository institutions (“Emergency Assessment Rule”) to bolster the DIF. Pursuant to the Emergency Assessment Rule, the emergency assessment will levy an assessment of five basis points of each insured depository institution’s assets, less its Tier 1 capital, as of June 30, 2009. This emergency assessment will be collected September 30, 2009. The FDIC has indicated that it is probable an additional emergency assessment will be necessary in the fourth quarter of the calendar year 2009.

On October 3, 2008, the EESA was signed into law. EESA included a provision for an increase in the amount of deposits insured by the FDIC up to $250,000 until December 2009. Pursuant to the Helping Families Save Their Homes Act, enacted on May 20, 2009, the $250,000 deposit coverage limit has been extended to December 31, 2013.

Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. Institutions are, however, rated on their performance in meeting the needs of their communities. Performance is tested in three areas:

•	lending, to evaluate the institution’s record of making loans in its assessment areas;

•	investment, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low- or moderate-income individuals and business; and

•	service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

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

Bank Secrecy Act and PATRIOT Act. Under the Bank Secrecy Act and its implementing regulations, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the Bank Secrecy Act or has no lawful purpose.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the PATRIOT Act, contains anti-money laundering and financial transparency laws, as well as enhanced information-collection tools and enforcement mechanisms for the U.S. government. PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts.

The Bank is subject to Bank Secrecy Act and PATRIOT Act requirements. Bank regulators carefully review an institution’s compliance with these requirements when examining an institution and consider such compliance when evaluating applications submitted by an institution. Bank regulators may require an institution to take various actions to ensure that it is meeting the requirements of these acts.

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

Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship or the termination of deposit insurance.

ITEM 1A.	RISK FACTORS.

The following are certain material risks that management believes are specific to the Company and its business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order. Before deciding to make an investment decision regarding our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes which are set forth in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Our business, financial condition and results of operations could be adversely affected by any of the following risks or by other risks that have not been identified or that the Company may believe are immaterial or unlikely. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Current and further deterioration in the housing and commercial real estate markets could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

The volume and credit quality of our one-to-four family residential mortgages and commercial real estate loans may decrease during economic downturns as a result of, among other things, a deterioration in residential and commercial real estate values, an increase in unemployment, a slowdown in housing price appreciation and increases in interest rates. Commercial real estate loans may have greater risk than one- to four- family residential mortgage loans because repayment of the loans often depends on the successful business operations of the borrower. These loans also typically have larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Some of our borrowers also have more than one non-residential real estate loan outstanding with us. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a one- to four-family residential mortgage loan. These factors could reduce our earnings and consequently our financial condition because:

•	The borrowers ability to repay may be affected

•	The value of the collateral securing our loans to borrowers may decline further

•	The quality of our loan portfolio may decline further

•	Customers may not want or need our products and services

Any of these scenarios could continue to cause an increase in delinquencies and non-performing assets, require us to charge off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.

As a result of current economic conditions, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which could adversely affect our operating results.

At June 30, 2009, our non-performing loans (which consist of impaired loans, accruing and non-accruing loans, and loans still accruing but past due greater than 90 days) totaled $10.3 million, or 11.76% of our loan portfolio. At June 30, 2009, our nonperforming assets (which include real estate owned) were $10.3 million, or 10.86% of assets. In addition, we had $291,000 million in accruing loans that were 30 to 89 days delinquent at June 30, 2009. At June 30, 2009, we held $5.2 million of loan loss reserves, or 5.98% of total loans, and 50.83% of non-performing loans.

Until economic and market conditions improve, we may continue to incur additional losses relating to an increase in nonperforming loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. As a result of current economic conditions, additional provisions for loan losses may be necessary.

Determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires significant estimates, and actual losses may vary from current estimates.

We maintain an allowance for loan losses to provide for loans in out portfolio that may not be repaid in their entirety. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

In evaluating the adequacy of the allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding the borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations, our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Additionally, bank regulators periodically review the allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses or loan charge-offs required by these regulatory authorities may adversely affect our operating results.

We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our requirements.

We depend on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our customers, including funding current loan commitments. Currently, our primary sources of liquidity are our customers’ deposits, as well as federal funds borrowings and Federal Home Loan Bank advances.

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

We test and evaluate our liquidity sources regularly, and we continue to developing alternative sources. In the third quarter of the fiscal year, the Bank established a relationship with the Federal Reserve Bank of Chicago and has been approved for access to the Fed’s Discount Window as an alternative source for low cost funding. We believe this relationship will assist us in maintaining adequate liquidity and provide an additional source for short-term funding. However, there is no assurance that this funding source will be or remain available in the future.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the current crisis in the financial sector. The Treasury and various banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act, and the various programs implemented in association with these legislative efforts, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act and the associated programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

We are subject to extensive regulations that may limit or restrict our activities, and the cost of compliance is high.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, including the IDFPR, the FDIC and the Federal Reserve. Banking regulations are primarily intended to protect the DIF and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance and our ability to pay dividends on our common stock could be materially and adversely affected.

Federal bank regulatory agencies, as well as the U.S. Congress and the President, are in the process of evaluating the regulation of banks, other financial institutions and the financial markets and such changes, if any, could require us to maintain more capital, liquidity and risk management that could adversely affect our growth, profitability and financial condition, as well as change our charter, regulator and/or subject us to new or additional regulations and regulators. Furthermore, various proposals to create a uniform financial institutions charter have been introduced in past sessions of the U.S. Congress. We are unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt our or the Bank’s operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company is located and conducts its business at the Bank’s main office at 9226 Commercial Avenue, Chicago, Illinois 60617. In addition to the main office, the Bank has a branch location at 10555 South Ewing Avenue, Chicago, Illinois 60617. The Company closed the branches located at 19802 S. Harlem Avenue, Frankfort, Illinois 60423 and 713 US Highway 41, Schererville, Indiana 46375 on June 30, 2009. The Company owns the office buildings for the main office and Ewing Avenue locations. The Company leases the branch facilities in Frankfort, Illinois and Schererville, Indiana and remains liable for the term remaining under the lease agreements. The costs related to this liability were expensed in fiscal year 2009. The Company believes that the current Chicago facilities are adequate to meet its present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “RYFL.OB”. At June 30, 2009, the Company had 346 record holders of its common stock. The table below shows the reported high and low bid price of the common stock, as reported on the OTC Bulletin Board, and dividends declared during the periods indicated in fiscal 2009 and 2008.

2009
	High	Low	Dividends Declared
First quarter	$9.00	$6.60	N/A
Second quarter	7.00	4.50	N/A
Third quarter	5.75	2.37	N/A
Fourth quarter	4.25	2.95	N/A

2008
	High	Low	Dividends Declared
First quarter	$15.50	$12.55	N/A
Second quarter	16.90	13.25	N/A
Third quarter	14.25	12.56	N/A
Fourth quarter	13.10	7.60	N/A

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

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings banks. See “Supervision and Regulation”.

Small Business Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended June 30, 2009 of equity securities that are registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans/Program(1)
04/01/09-04/30/09	—	—	—	96,195
05/01/09-05/31/09	—	—	—	—
06/01/09-06/30/09	—	—	—	—

Total	—	—	—	96,195

(1)	On September 20, 2006, the Company received regulatory approval to repurchase up to 5% of its outstanding shares of common stock, or 125,638 shares (the “Program”). As of June 30, 2009, 29,443 shares of the common stock approved for repurchase under the Program had been purchased.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This discussion and analysis reflects the financial statements of the Company and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of the Company. The information in this section has been derived from the Company’s audited consolidated financial statements, which appear beginning on page F-1.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, Federal Home Loan Bank stock and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, money market deposit accounts and Federal Home Loan Bank borrowings. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, increases in the cash surrender value of bank owned life insurance, gains and losses on the sale of securities and miscellaneous other income, including income on rental properties. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional services, directors’ fees, charitable contributions, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During fiscal 2009, our assets decreased $21.3 million with a commensurate decrease in our deposits of $13.4 million and our stockholders equity of $11.4 million, offset by an increase in borrowings of $3.9 million. The loan portfolio decreased $8.6 million during the year; $7.1 million was a result of loans charged off, of which $1.3 million were specifically reserved for in the previous fiscal year. The decrease in deposits was a result of the Company managing its interest rate risk in the current economy by allowing higher priced deposits to runoff in an effort to lower our cost of funds. Our net interest margin increased to 4.51% at fiscal year end 2009 from 4.31% at June 30, 2008. Additionally, our interest rate spread increased to 4.21% during 2009 from 3.82% in 2008.

The Company had a net loss of $12.2 million for the year ended June 30, 2009 compared to a net loss of $2.8 million for the year ended June 30, 2008. The increase in net loss was primarily due to a decrease in net interest income of $317,000, an increase in the loan loss provision of $8.7 million, a decrease in non-interest income of $28,000, an increase in non-interest expense of $78,000, and an increase in the Federal tax expense of $277,000.

Forward-Looking Statements

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas; continued deterioration in asset quality due to an economic downturn in the greater Chicago metropolitan area; the economic health of the local real estate markets; legislative or regulatory changes, changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; adverse developments in the Company’s loan or investment portfolios; slower than anticipated growth of the Company’s business or unanticipated business declines; higher than expected operational costs; demand for loan products; deposit flows; competition and changes in accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

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

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgage, installment and other consumer loans are collectively evaluated for impairment, however, based a loan’s individual facts and circumstances management may evaluated the loan individual for impairment. Smaller balance homogenous loans that have been modified in a trouble debt restructuring are individually calculated for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are recorded at the loan’s fair value generally through a charge-off to the principal balance of the loan. The fair value of collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of non-collateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate.

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

	At June 30,
	2009	2008	2007
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$94,848	$116,128	$132,632
Cash and cash equivalents	3,172	5,925	21,396
Securities available for sale	3,996	7,747	15,595
Loans receivable, net	82,222	90,775	83,499
Deposits	70,487	83,875	98,676
Total equity	18,450	29,897	31,662
Book value per common share(1)	$7.62	$12.51	$13.40

	Year Ended June 30,
	2009	2008	2007
	(In thousands, except per share data)
Selected Operating Data:
Total interest income	$5,568	$7,198	$7,377
Total interest expense	1,140	2,453	2,824
Net interest income	4,428	4,745	4,553
Provision for loan losses	10,263	1,528	267
Net interest income after provision for loan losses	(5,835)	3,217	4,286
Total non-interest income	538	566	560
Total non-interest expense	6,612	6,534	6,268
Loss before provision for income taxes	(11,909)	(2,751)	(1,422)
Provision (benefit) for income taxes	277	—	(213)
Net loss	(12,186)	(2,751)	(1,209)
Basic loss per share	(5.08)	(1.16)	(0.51)

	Year Ended June 30,
	2009	2008	2007
Key Financial Ratios:

Performance Ratios:
Return on average assets	(11.25)%	(2.23)%	(0.94)%
Return on average equity	(41.70)	(8.84)	(3.70)
Interest rate spread(2)	4.19	3.83	3.43
Net interest margin(3)	4.49	4.31	3.96
Total non-interest expenses to average total assets	6.11	5.29	4.88
Efficiency ratio(4)	111.56	123.02	127.52

Asset Quality Ratios:
Non-performing loans to total loans at end of period(5)	11.76%	5.67%	0.85%
Non-performing assets to total assets at end of period	10.86	4.53	0.53
Allowance for loan losses to total loans at end of period	5.98	2.22	0.80
Allowance for loan losses to total non-performing loans at end of period	50.83	39.13	94.08

Capital Ratios:
Total capital (to risk-weighted assets) (6)	21.50%	25.17%	26.88%
Tier 1 capital (to risk-weighted assets) (6)	20.18	23.90	26.26
Tier 1 capital (to average assets) (6)	15.10	19.05	17.81
Equity to assets at end of period	19.45	25.74	23.87

(1)	Outstanding common shares as of June 30, 2009, June 30, 2008 and June 30, 2007 were 2,422,556; 2,389,616 and 2,363,134, respectively.
(2)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.
(4)	Non-interest expense, excluding the expenses related to impairment charges, divided by the sum of net interest income, plus non-interest income, excluding net gain on sales of securities.
(5)	Non-performing loans include impaired loans, accruing and non-accruing loans, and loans past due 90 days or more
(6)	Regulatory capital ratios are disclosed at the Bank level.

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

	Year Ended June 30,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-Earning Assets:
Loans receivable, net(2)	$93,086	$5,383	5.78%	$92,303	$6,443	6.98%	$77,233	$5,625	7.28%
Securities available for sale(3)	4,378	175	4.01	12,539	533	4.25	17,870	718	4.02
Deposits with financial institutions(4)	130	1	0.41	908	47	5.13	2,508	127	5.08
Federal funds sold	648	9	1.41	3,871	173	4.47	17,032	897	5.27
Federal Home Loan Bank stock(5)	381	—	—	350	2	0.68	337	10	3.11

Total interest-earning assets	98,623	5,568	5.65	109,971	7,198	6.55	114,980	7,377	6.42
Non-interest-earning assets:	9,676			13,454			13,587

Total assets	$108,299			$123,425			$128,567

Interest-Bearing Liabilities:
Deposits:
Demand	$13,522	$54	0.40%	$14,083	$92	0.65%	$14,828	$133	0.89%
Savings	25,462	56	0.22	26,268	114	0.43	28,363	280	0.99
Certificates of deposit	34,882	993	2.85	48,265	2,184	4.53	51,211	2,409	4.70

Total deposits	73,866	1,103	1.49	88,616	2,390	2.70	94,402	2,822	2.99
Borrowings:
Federal Home Loan Bank advances	4,032	36	0.91	1,382	60	4.34	—	—	—
Federal funds purchased	75	1	1.47	77	3	4.18	36	2	6.00

Total interest-bearing liabilities	77,973	1,140	1.46	90,075	2,453	2.72	94,438	2,824	2.99
Non-interest-bearing liabilities:	1,101			2,223			1,443

Total liabilities	79,074			92,298			95,881
Total equity capital(6)	29,225			31,127			32,686

Total liabilities and equity capital	$108,299			$123,425			$128,567

Net average interest-earning assets	$20,269			$19,896			$20,542
Net interest income; interest rate spread(7)		$4,428	4.19%		$4,745	3.83%		$4,553	3.43%
Net interest margin(8)			4.49%			4.31%			3.96%
Average interest-earning assets to average interest-bearing liabilities		126.51%		122.09%			121.75%

(1)	Yields and rates have been annualized where appropriate.
(2)	Includes non accrual loans. Interest foregone on non-accrual loans was $791,000, $182,000, and $0 as of June 30, 2009, 2008, and 2007, respectively.
(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits and repurchase agreements.
(5)	The FHLB Chicago discontinued the payment of dividends on its stock in the third quarter of 2007.
(6)	Includes retained earnings (deficit) and accumulated other comprehensive income/(loss).
(7)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(8)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended June 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Yield/Rate	Volume	Total Increase (Decrease)	Total Yield/Rate	Volume	Total Increase (Decrease)
	(In thousands)
Interest-Earning Assets:
Loans receivable, net	$(1,117)	$57	$(1,060)	$(276)	$1,094	$818
Securities available for sale	(11)	(347)	(358)	29	(214)	(185)
Deposits with financial institutions	(6)	(40)	(46)	(1)	(79)	(80)
Federal funds sold	(20)	(144)	(164)	(22)	(702)	(724)
Federal Home Loan Bank stock	—	(2)	(2)	(8)	—	(8)

Total	(1,154)	(476)	(1,630)	(278)	99	(179)
Interest-Bearing Liabilities:
Deposits:
Demand	(34)	(4)	(38)	(34)	(7)	(41)
Savings	(53)	(5)	(58)	(146)	(20)	(166)
Certificates of deposit	(586)	(605)	(1,191)	(84)	(141)	(225)

Total deposits	(673)	(614)	(1,287)	(264)	(168)	(432)
Borrowings:
Federal Home Loan Bank advances	(138)	114	(24)	60	—	60
Federal funds purchased	(2)	—	(2)	(1)	2	1

Total	(813)	500	(1,313)	(205)	(166)	(371)

Increase (decrease) in net interest income	$(341)	$24	$(317)	$(73)	$265	$192

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

Total assets decreased $21.2 million, or 18.32%, to $94.8 million at June 30, 2009 compared to $116.1 million at June 30, 2008. The decrease in total assets resulted primarily from decreases in cash and cash equivalents of $2.8 million, a decrease in loans receivable of $8.6 million and a decrease in securities available for sale of $3.8 million. Total deposits decreased $13.4 million, or 15.96%, to $70.5 million, at June 30, 2009 compared to $83.9 million at June 30, 2008. The decrease in cash and cash equivalents and the liquidity generated from the restructuring of the securities portfolio was used to fund the runoff of higher cost deposits during the year as the Company continued its effort to control its interest rate risk and improve its interest rate spread. Securities available for sale decreased $3.7 million, or 48.2%, to $4.0 million at March 31, 2009 from $7.7 million at June 30, 2008, primarily due to the restructure of the investment portfolio in the fiscal year. Total stockholders’ equity decreased $11.4 million, or 38.12%, to $18.5 million at June 30, 2009 compared to $29.9 million at June 30, 2008, primarily due to the net loss for the year of $12.2 million.

Comparison of Results of Operations for the Years Ended June 30, 2009 and June 30, 2008

General. The Company’s net loss amounted to $12.2 million for the year ended June 30, 2009, compared to a net loss of $2.8 million for the year ended June 30, 2008. The increase in net loss resulted from an increase in the provision for loan losses of $8.7 million, a decrease in non-interest income of $28,000, an increase in non-interest expense of $78,000, and an increase in the Federal tax expense of $277,000. Return on average assets was (11.25)% for the year ended June 30, 2009 as compared to (2.23)% for the year ended June 30, 2008. Return on average equity was (41.70)% and (8.84)% for the years ended June 30, 2009 and 2008, respectively. Equity to assets at June 30, 2009 and 2008 was 19.45% and 25.74%, respectively.

Interest Income. Interest income decreased by $1.6 million, or 22.65%, to $5.6 million for the year ended June 30, 2009 from $7.2 million for the same period in 2008. The decrease in interest income resulted primarily from a decrease in average total interest earning assets of $11.3 million, or 10.30%, to $98.0 million at June 30, 2009 from $110.0 million at June 30, 2008. The average yield on interest earning assets was 5.65% and 6.55% for 2009 and 2008, respectively.

Interest income on loans decreased $1.1 million, or 16.46%, for the year ended June 30, 2009 compared to 2008. The decrease was primarily due to impaired loans being placed on non accrual status during the period. Non accrual loans in the portfolio totaled $9.2 million as of June 30, 2009. The average loan balance increased $783,000 for the year ended June 30, 2009 compared to 2008, offset by a 1.2% decrease in the average yield on loans, reflecting the impact of non accrual loans, as well as, a lower interest rate environment during 2009.

Interest income on securities available for sale decreased $358,000, or 67.08%, due primarily to a $8.2 million decrease in the average balance of such securities for the year ended June 30, 2009 compared to 2008 and a decrease in the average yield on such assets to 4.01% in 2009 from 4.25% in 2008. The decrease in yield is due to higher yield investments that matured during the year and the sale and restructuring of the entire securities portfolio during the fiscal year to provide for more readily available securities for liquidity purposes.

Interest income on federal funds sold and deposit accounts at the FHLB plus dividends on FHLB stock decreased $212,000, or 95.63%, due to a decrease of $4.0 million in the average balance of these investments for the year ended June 30, 2009 compared to 2008 and a decrease in the average yield to 0.84% for the year ended June 30, 2009 from 4.33% in 2008.

Interest Expense. Interest expense on deposits decreased $1.3 million, or 53.86%, to $1.1 million for the year ended June 30, 2009 from $2.4 million for the same period in 2008. The decrease was due to a 1.21% decrease in the average rates paid on such deposits, to 1.49% for the year ended June 30, 2009 from 2.70% in 2008, in addition to a decrease of $14.8 million, or 16.6.%, in the average balance of such deposits for the year ended June 30, 2009 from 2008. Interest expense on borrowings decreased $26,000 from $64,000 in 2008 to $38,000 in 2009 due to a decrease in the average yield on FHLB advances to 0.91% for the year ended June 30, 2009 from 4.34% in 2008.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets, on a tax affected basis, and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $317,000 for the year ended June 30, 2009 compared to the year ended June 30, 2008. The decrease in interest income was primarily due to impaired loans being placed on non accrual status which resulted in foregone interest of approximately $791,000, compared to $182,000 in 2008, which was partially offset by an increase in the net interest rate spread to 4.19% per annum in 2009 from 3.83% per annum in 2008.

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

Management assesses the allowance for loan losses quarterly. While management uses current available information to recognize losses on loans, future loan loss provisions may be necessary given the volatility of economic conditions, the effect of such conditions on the financial condition of the borrower and the borrower’s ability to repay the loan. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.

Management continues to evaluate the manner in which the Company estimates probable incurred losses. As a result, management is in the process of enhancing the allowance for loan loss methodology specifically related to one-to four-family mortgage loans. Current changes under evaluation include adding certain loan characteristics to the allowance for loan loss analysis that directly impact management’s expectations of probable incurred losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

For the years ended June 30, 2009 and June 30, 2008, the provision for losses on loans totaled $10.3 million and $1.5 million, respectively, based on management’s estimate of probable incurred losses in the portfolio, which was reflective of a continued increase in classified and impaired credits during fiscal 2009, as described below, and continued deterioration in economic conditions along with declining values in real estate and continually rising unemployment levels in the Bank’s market areas.

As of June 30, 2009, the Company’s total impaired loans were $10.2 million. Non accrual impaired loans were $9.2 million while $1.0 million impaired loans were still accruing interest, compared to $5.3 million impaired non accrual loans at June 30, 2008. Non accrual loans resulted in foregone interest of approximately $791,000 for the year ended June 30, 2009, compared to $182,000 for the year ended June 30, 2008.

The following table represents information concerning total loans and impaired loans by geographical area and the percentage of impaired loans by geographical area to total impaired loans:

	June 30, 2009			June 30, 2008
Geographical Location	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%
Illinois	$65,522	$6,399	62.54%	$65,875	$2,735	51.95%
Florida	905	482	4.71	2,989	2,530	48.05
Michigan	1,622	1,187	11.60	3,441	—	—
Indiana	15,754	715	6.99	14,645	—	—
Wisconsin	500	500	4.89	1,700	—	—
Other states combined	3,122	949	9.27	4,188	—	—

Total loans	$87,425	$10,232	100.00%	$92,838	$5,265	100.00%

The following table represents information concerning impaired loans by category and the percentage of impaired loans by category to total impaired loans:

	June 30, 2009		June 30, 2008
Loan Category	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired
One-to four-family loans	$1,219	11.91%	$1,358	25.79%
Commercial real estate loans	7,297	71.32	2,873	54.57
Multi-family loans	553	5.41	—	—
Commercial loans	1,136	11.10	1,034	19.64
Home equity loans	27.26		—	—
Other	—	—	—	—

Total	$10,232	100.00%	$5,265	100.00%

During fiscal 2009, the Bank began to see significant deterioration in its portfolio of loans secured by residential real estate as payment delinquencies began to increase and the collateral values of delinquent, non-performing and/or maturing loans did not support modification or renewal of the loans at the current balances. These loans are generally conforming, non-speculative, and conventional fixed-rate mortgage loans secured by real estate located in the Bank’s local lending markets. Management has rigorously managed this increasingly distressed portfolio by making early and frequent contact with borrowers, seeking to modify loans when modification makes sense, and initiating foreclosure action or other remedies when appropriate. However, management believes that the Bank will continue to see deterioration in this loan portfolio segment during the coming quarters until the local economy recovers and housing values stabilize.

Also during fiscal 2009, the Bank began to see deterioration in its portfolio of loans secured by commercial real estate. These loans are non-participant, generally conservatively underwritten, three- to five- year loans secured by commercial real estate in the Bank’s local lending markets. During the quarter ended June 30, 2009, the Bank saw significant reductions in the appraised values of certain properties, which management views as early warning signs of accelerating collateral value deterioration. These indicators are consistent with the widely-held expectation that the deterioration of commercial real estate values across the nation is anticipated to accelerate during the second half of 2009. Management believes the impact of deterioration in this segment of the loan portfolio will most likely be greater and faster than in the Bank’s residential loan segment because of the larger loan balances and shorter maturities. Accordingly, management believes that the Bank will see significant deterioration in this loan portfolio segment during the coming quarters until the local economy recovers and commercial real estate values stabilize.

The allowance for loan losses was $5.2 million, or 5.98% of total loans, at June 30, 2009, as compared to $2.1 million, or 2.22% of total loans, at June 30, 2008. Included in the allowance for loan loss balance were specific allocations to impaired loans of $274,000 at June 30, 2009 and $1.3 million at June 30, 2008. The Bank believes, as of June 30, 2009, its allowance for loan losses was adequate to cover probable incurred losses.

Non-interest Income. Non-interest income decreased $28,000, or 4.91%, to $538,000 for the year ended June 30, 2009 compared to $566,000 for the same period in 2008. This decrease was primarily due to the reduced earnings on the bank owned life insurance policies of $77,000. The policies were surrendered in the third quarter. The decrease was primarily offset by a gain on the sales of securities of $53,000, also a third quarter event.

Non-interest Expense. Non-interest expense increased $78,000, or 1.19%, to $6.6 million for the year ended June 30, 2009 compared to $6.5 million for the same period in 2008. In 2009 the Company incurred a lease termination penalty of $353,000 and an impairment charge on property and equipment of $678,000, as a result of the closure of the Frankfort and Schererville branches. Occupancy and equipment expense increased $72,000, or 5.74%, primarily due an increase in real estate taxes in 2009 compared to 2008 in which tax refunds were received. Professional services increased $31,000, or 4.41%, primarily related to expenses incurred for the work out of impaired loans. Director fees increased $19,000, or 14.66%, as a result of one additional director serving on the Board. Insurance premiums increased $93,000, or 116.67%, specifically related to the increase in the FDIC assessment rates and the accrual for the one-time special assessment in the third quarter. Salaries and employee benefits expense decreased $275,000, or 10.0%, due to a reduction in staff. Data processing costs decreased $48,000, or 11.44%, primarily due to the renegotiation of the contract with our core processor. In 2008, costs totaling $540,000 were incurred due to the investigation conducted regarding irregularities in connection with the Company’s stock conversion and public offering in 2005. No such costs were incurred in 2009. Supplies expense decreased $21,000, or 35.30%, from 2008. Marketing expenses decreased $91,000, or 89.69%, in 2009 from 2008.

Income Taxes Expense (Benefits). Tax expense of $277,000 was recorded for the year ended June 30, 2009 to establish a valuation allowance on 100% of deferred tax assets. Because the Company has incurred losses over the past two periods, and remains in a loss position, the Company has been unable to recognize the benefits of carrying a net deferred tax asset. The net deferred tax asset recorded as of June 30, 2008 was $275,359.

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

Comparison of Results of Operations for the Years Ended June 30, 2008 and June 30, 2007

General. The Company’s net loss amounted to $2.8 million for the year ended June 30, 2008, compared to a net loss of $1.2 million for the year ended June 30, 2007. The increase in net loss resulted from an increase in the provision for loan losses of $1.3 million, an increase in non-interest expense of $266,000 and a decrease in the benefit for income taxes of $213,000. These decreases were offset by an increase in net interest income of $192,000 and an increase of $6,000 in non-interest income. Return on average assets was (2.23)% for the year ended June 30, 2008 as compared to (0.94)% for the year ended June 30, 2007. Return on average equity was (8.84)% and (3.70)% for the years ended June 30, 2008 and 2007, respectively. Equity to assets at June 30, 2008 and 2007 was 25.74% and 23.87%, respectively.

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

Provision for Loan Losses. For the years ended June 30, 2008 and June 30, 2007, the provision for losses on loans totaled $1.5 million and $267,000, respectively. The increased provision in 2008 was the result of the changing composition of and the increase in the size of the loan portfolio, a significant increase in non-performing loans as well as specific allocations made as a result of loans identified as impaired during 2008. The allowance for loan losses was $2.1 million, or 2.22% of total loans, at June 30, 2008, as compared to $667,000, or 0.80% of total loans, at June 30, 2007. Included in the allowance for loan loss balance were specific allocations to impaired loans of $1.3 million at June 30, 2008 and $120,000 at June 30, 2007.

Non-interest Income. Non-interest income increased $6,000, or 1.16%, to $566,000 for the year ended June 30, 2008 compared to $560,000 for the same period in 2007. This increase was primarily due to increases in service charges on deposit accounts of $29,000 and a gain on the sales of securities of $25,000, primarily offset by a $45,000 decrease in fee income from mortgage-banking activity.

Non-interest Expense. Non-interest expense decreased $266,000, or 4.22%, to $6.5 million for the year ended June 30, 2008 compared to $6.3 million for the same period in 2007. Salaries and employee benefits expense decreased $290,000, or 9.8%, due to a reduction in two executive positions and related benefits. Occupancy and equipment expense increased $3,000. Professional services increased $126,000 primarily as a result of expenses incurred to comply with Sarbanes-Oxley requirements. Costs totaling $540,000 were incurred due to the investigation conducted during 2008 regarding irregularities in connection with the Company’s stock conversion and public offering in 2005. Advertising expenses decreased $162,000 in 2008 from 2007. In 2008 the Company incurred a lease termination penalty of $115,000 and an impairment charge on property and equipment as a result of the closure of the Lansing Branch.

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

At June 30, 2009, there were $3.9 million of FHLB advances outstanding. As of June 30, 2009, the Bank had $15.4 million in additional available credit with the FHLB based on parameters set by the FHLB. Additional stock and collateral may be purchased or provided to increase overall potential advance availability. Recently, the FHLB implemented a risk rating process which could reduce the lines of credit extended to member banks. Following its most recent risk analysis of the Bank, FHLB imposed no additional restrictions, terms or reporting requirements on our borrowing capacity.

In an effort to develop alternative sources of liquidity, the Bank has established a relationship with the Federal Reserve Bank of Chicago and has been approved for access to the Discount Window for borrowing funds. The funding limitations are calculated based on the value of the collateral pledged for borrowing. To date, no loan collateral has been pledged, but a $500,000 agency security was pledged temporarily to test the Bank’s ability to borrow and to process the transaction. This relationship will assist in maintaining adequate liquidity and provide an additional source for short-term funding needs.

During the period ended June 30, 2009 management strategically did not renew above market rate certificates of deposit which were primarily offered during promotional periods.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from (used in) operating activities were $(248,000) and $260,000 for June 30, 2009 and 2008, respectively. Net cash from (used in) investing activities consist primarily of disbursements for loan originations, maturing agency securities and pay downs or sales of mortgage backed securities portfolio. In addition net cash from investing activities include proceeds from the surrender of the bank-owned life insurance (BOLI) plan. Net cash from (used in) investing activities were $6.9 million and $(852,000) for June 30, 2009 and 2008, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and advances from borrowers for taxes and insurance. The net cash used in financing activities was $(9.4) million and $(14.9) million at June 30, 2009 and 2008.

In 2009, the Company received proceeds of $7.8 million from sales, maturities, calls, and pay downs of available-for-sale securities. Proceeds resulting from scheduled payments or calls were used primarily to fund maturing high-yielding promotional certificates of deposit. During the third quarter 2009, management restructured the investment portfolio in order to provide the Company with quality assets which may be pledged as collateral for liquidity purposes; $3.7 million mortgage backed securities were sold and $4.0 million agency securities were purchased.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2009, the Bank exceeded each of its capital requirements with ratios of 15.10%, 20.18%, and 21.50%, respectively.

On February 27, 2009, in order to strengthen the capital structure of the Bank, the Company, invested an additional $4.0 million into the Bank. As of June 30, 2009, the Company maintained an investment of $15.3 million in the Bank.

Capital Purchase Program. On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (the “Act”), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. Under authority provided by the Act, the Treasury Department established the Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary. Financial institutions interested in participating were required to apply not later than November 14, 2008. The Company originally submitted its application prior to the deadline, but has since withdrawn its application. Given the increasing level of uncertainty associated with the government program, management determined that it was in the best interest of the Company and its stockholders not to seek to participate in the CPP, especially given that the Company’s regulatory capital levels exceed the minimums required to be considered “well-capitalized”.

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

At June 30, 2009, the Company had $6.0 million in unfunded lines, and letters of credit outstanding of $130,000. In addition, as of June 30, 2009, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $25.4 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.(T).	CONTROLS AND PROCEDURES.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on the framework set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in the Internal Control-Integrated Framework.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Directors. The information required in response to this item regarding the Company’s directors will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on October 21, 2009, under the captions “Beneficial Ownership”; “Election of Directors—Information with Respect to Nominees for Director,” “—Members of the Board of Directors Continuing in Office,” “Director Nomination Procedures,” “Board Meetings,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this item will be contained in the Proxy Statement under the caption “Beneficial Ownership” and the information included therein is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2009 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in columns (a) and (b)) (c)
Equity compensation plans approved by security holders	139,605	$13.93	122,250
Equity compensation plans not approved by security holders	—	—	—

Total	139,605	$13.93	122,250

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this item will be contained in the Proxy Statement under the captions “Transactions with Related Persons” and “Election of Directors—Director Independence” and the information included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 2 – Ratification of Independent Public Accountants” and the information included therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits included as a part of this Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Financial, Inc. and Subsidiary

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Royal Financial, Inc. and Subsidiary as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Financial, Inc. and Subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

September 28, 2009

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 and 2008

Assets	2009	2008
Cash and non-interest bearing balances in financial institutions	$2,764,827	$3,692,777
Interest bearing balances in financial institutions	401,098	68,126
Federal funds sold	6,329	2,163,946

Total cash and cash equivalents	3,172,254	5,924,849

Securities available for sale	3,996,370	7,747,047
Loans receivable, net of allowance for loan losses of $5,225,000 in 2009 and $2,060,000 in 2008	82,222,237	90,775,183
Federal Home Loan Bank stock, at cost	381,300	381,300
Cash surrender value of life insurance	—	4,933,722
Premises and equipment, net	3,887,347	5,534,815
Land available for sale	686,556	—
Accrued interest receivable	346,716	454,922
Other real estate owned	44,000	—
Other assets	111,650	376,277

Total assets	$94,848,430	$116,128,115

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$70,486,574	$83,875,204
Advances from borrowers for taxes and insurance	591,046	545,518
Federal Home Loan Bank advances	3,900,000	—
Accrued interest payable and other liabilities	1,108,203	1,167,569
Common stock in ESOP subject to contingent repurchase obligation	312,110	643,264

Total liabilities	76,397,933	86,231,555

Stockholders’ equity
Preferred stock $0.01 par value per share, authorized 1,000,000 shares, no issues are outstanding	—	—
Common stock, $0.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at June 30, 2009 and 2008	26,450	26,450
Additional paid-in capital	24,783,189	24,672,588
Retained earnings (deficit)	(3,426,399)	8,759,470
Treasury stock, 86,510 shares and 89,568 shares, at cost	(1,280,875)	(1,326,286)
Accumulated other comprehensive income (loss), net of tax	(2,396)	12,376
Unearned ESOP shares	(1,337,362)	(1,604,774)
Reclassification of ESOP shares	(312,110)	(643,264)

Total stockholders’ equity	18,450,497	29,896,560

Total liabilities and stockholders’ equity	$94,848,430	$116,128,115

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2009 and 2008

	2009	2008
Interest income
Loans	$5,382,849	$6,443,127
Securities, taxable	175,448	532,986
Federal funds sold and other	9,692	221,931

Total interest income	5,567,989	7,198,044

Interest expense
Deposits	1,102,644	2,389,667
Borrowings	37,673	63,531

Total interest expense	1,140,317	2,453,198

Net interest income	4,427,672	4,744,846
Provision for loan losses	10,263,070	1,527,971

Net interest income after provision for loan losses	(5,835,398)	3,216,875
Non-interest income
Service charges on deposit accounts	290,123	287,696
Gain on sales of securities, net	53,364	25,325
Mortgage-banking fees	5,387	11,067
Earnings on bank-owned life insurance	114,866	192,024
Other	74,562	50,014

Total non-interest income	538,302	566,126

Non-interest expense
Salaries and employee benefits	2,462,959	2,737,505
Occupancy and equipment	1,322,541	1,250,715
Data processing	374,293	422,650
Professional services	734,532	703,506
Investigation costs	—	540,483
Director fees	150,200	131,000
Supplies	39,297	60,733
Marketing	10,509	101,963
Insurance premiums	172,470	79,599
Lease termination	353,180	115,000
Loss on property and equipment impairment	678,076	34,001
Other	313,846	356,675

Total non-interest expense	6,611,903	6,533,830

Loss before income taxes	(11,908,999)	(2,750,829)
Provision for income taxes	276,870	—

Net loss	$(12,185,869)	$(2,750,829)

Basic and diluted loss per share	$(5.08)	$(1.16)

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2007	$26,450	$24,169,282	$11,510,299	$(1,057,698)	$(143,372)	$(1,874,859)	$(968,070)	$31,662,032

Comprehensive income (loss)
Net loss	—	—	(2,750,829)	—	—	—	—	(2,750,829)
Net increase in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	—	155,748	—	—	155,748

Total comprehensive loss								(2,595,081)

Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	324,806	324,806
Release of 21,160 of unearned ESOP shares	—	9,863	—	—	—	270,085	—	279,948
Issuance of 6,290 shares to RRP plan	—	(93,406)	—	93,406	—	—	—	—
Forfeiture of 21,160 shares from the RRP plan	—	309,994	—	(309,994)	—	—	—	—
Purchase of 5,200 Treasury shares at cost	—	—	—	(52,000)	—	—	—	(52,000)
Stock-based compensation	—	276,855	—	—	—	—	—	276,855

Balance at June 30, 2008	$26,450	$24,672,588	$8,759,470	$(1,326,286)	$12,376	$(1,604,774)	$(643,264)	$29,896,560

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at June 30, 2008	$26,450	$24,672,588	$8,759,470	$(1,326,286)	$12,376	$(1,604,774)	$(643,264)	$29,896,560

Comprehensive income (loss)
Net loss	—	—	(12,185,869)	—	—	—	—	(12,185,869)
Net decrease in fair value of securities classified as available for sale, net of income taxes and reclassification adjustments	—	—	—	—	(14,772)	—	—	(14,772)

Total comprehensive loss								(12,200,641)

Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	331,154	331,154
Release of 21,160 of unearned ESOP shares	—	(149,763)	—	—	—	267,412	—	117,649
Issuance of 3,058 shares to RRP plan	—	(45,411)	—	45,411	—			—
Stock-based compensation	—	305,775	—	—	—	—	—	305,775

Balance at June 30, 2009	$26,450	$24,783,189	$(3,426,399)	$(1,280,875)	$(2,396)	$(1,337,362)	$(312,110)	$18,450,497

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(12,185,869)	$(2,750,829)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	349,257	462,206
Net amortization of securities	—	20,191
Amortization of net deferred loan costs	(25,344)	(3,538)
Provision for loan losses	10,263,070	1,527,971
Bank-owned life insurance income	(114,866)	(192,024)
ESOP expense	117,649	279,948
Gain on sale of securities, net	(53,364)	(25,325)
Lease termination	353,180	115,000
Loss on property and equipment impairment	678,076	34,001
Loss on sale of equipment	—	2,815
Loss on sale of real estate owned/direct write down expense	96,418	—
Stock-based compensation	305,775	276,855
Change in accrued interest receivable and other assets	380,444	214,097
Change in other accrued interest payable and liabilities	(412,546)	298,581

Net cash from operating activities	(248,120)	259,949

Cash flows from investing activities
Proceeds from maturities, calls, and pay downs of securities available for sale	4,092,666	7,628,103
Proceeds from the sale of securities available for sale	3,688,992	461,250
Purchase of securities available for sale	(4,000,000)	—
Purchase of Federal Home Loan Bank stock	—	(40,800)
Proceeds from surrender of bank-owned life insurance	5,048,588	—
Change in loans receivable	(2,119,030)	(4,762,665)
Purchase of loan participations	—	(4,038,068)
Purchase of premises and equipment, net of disposals	(66,421)	(99,975)
Proceeds from sale of other real estate owned	293,832	—

Net cash from investing activities	6,938,627	(852,155)

Cash flows from financing activities
Net decrease in deposits	(13,388,630)	(14,800,687)
Federal Home Loan Bank advances	3,900,000	—
Purchase of treasury stock	—	(52,000)
Change in advances from borrowers for taxes and insurance	45,528	(26,212)

Net cash from financing activities	(9,443,102)	(14,878,899)

Net change in cash and cash equivalents	(2,752,595)	(15,471,105)
Cash and cash equivalents:
Beginning of the year	5,924,849	21,395,954

End of the year	$3,172,254	$5,924,849

Supplemental cash flow information:
Interest paid	$1,763,203	$1,885,701
Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$312,110	$643,264
Transfer from loan portfolio to real estate owned	$434,250	$—

See accompanying notes to consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Royal Financial, Inc. (“the Company”) and its wholly owned subsidiary, Royal Savings Bank (“the Bank”). All significant inter-company transactions and balances are eliminated in consolidation.

Nature of Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and one branch located in Chicago. The Bank’s primary services include accepting deposits, making loans, and investing in securities.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments and valuation allowance on deferred tax assets are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In evaluating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, the financial condition and near term prospects of the issuer, and the Company’s intent not to sell the security and the likelihood the Company will not be required to sell the security before it’s anticipated recovery in fair value.

The Company evaluates its securities for impairment on a quarterly basis to determine whether an impairment charge should be recorded when a security has experienced a decline in value that is other-than-temporary. This analysis includes reviewing credit ratings and discounted cash flows as well as evaluating the Company’s intent not to sell the security and the likelihood the Company will not be required to sell the security before it’s anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Participations purchased consist primarily of commercial and commercial real estate loans in the Chicagoland metropolitan area, Michigan, and Florida. The Bank utilizes the same underwriting standards and criteria as it would if it originated the loans.

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

All interest accrued, but not received on loans placed in non-accrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is impaired when it is probable that all amounts due will not be collected according to contractual terms of the loan agreement. Commercial and commercial real estate loans are individually evaluated for impairment, and certain homogenous loans may be specifically evaluated for impairment based on the loans individual facts and circumstances. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Generally, large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Smaller balance homogenous loans that have been modified in a trouble debt restructuring are individually calculated for impairment.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Land held for sale is carried at the lower of cost or fair value. Unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives. Buildings and improvements are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or useful life of the improvement. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of the stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to the shareholders.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued FASB Staff Position (“FSP”) 115-2 & 124-2, Recognition and Presentation of Other Than Temporary Impairments. The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (“OTTI”) if the issuer intends to sell the impaired security or the issuer will be required to sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an asset’s or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting. This statement requires increased qualitative, quantitative, and credit-risk disclosures. SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Statement 165 sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement also defines “available to be issued” financial statements as financial statements that are complete and in a format that complies with GAAP and have received all the required approvals, for example from the board of directors. The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through the date of issuance of these financial statements on September 28, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards: SFAS 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company beginning on July 1, 2009 and the impact is not expected to be material to the Company’s financial statements.

SFAS 141R, Business Combination (Revised 2007). SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. SFAS 141R also identifies related disclosure requirements for business combinations. For the Company this Statement is effective for business combinations closing on or after July 1, 2009.

In April 2009, the FASB issued FSP 107-1 & APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009. Since the FSP affects only disclosures, it will not impact the Company’s financial position, results of operations, or liquidity upon adoption.

FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after July 1, 2009.

FASB Staff Position (FSP) no. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company beginning on July 1, 2009. The adoption of this standard will not have any impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. The statement requires a company to disclose more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) from U.S. GAAP, changes the criteria for removing transferred assets from the balance sheet, and requires additional disclosures about a transferor’s continuing involvement in transferred assets. Companies typically use special purpose entities to fulfill a specific objective and to isolate the firm from financial risk. Before this statement, QSPEs generally were off-balance sheet entities that were exempt from consolidation. This statement eliminates that exemption from consolidation. Accordingly, many QSPEs that currently are off balance sheet could require consolidation under this statement. SFAS No. 166 is effective for financial asset transfers occurring after July 1, 2010 for the Company. The effect of these new requirements on the Company’s financial position, results of operations, or liquidity will depend on the types and terms of financial asset transfers (including securitizations) executed by the Company in fiscal 2011 and beyond.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The statement changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. SFAS No. 167 replaces the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Before this statement, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE and whether the company is the primary beneficiary of the VIE. This statement eliminates that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009 (or fiscal third quarter 2011 for the Company) and is applicable to VIEs formed before and after the effective date. The Company is currently evaluating the impact of adopting this standard on its financial position, results of operations, or liquidity.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. The Codification reorganizes the U.S. GAAP pronouncements into approximately 90 accounting topics, includes relevant guidance from the SEC, and displays all topics in a consistent format. When released on July 1, 2009, the Codification became the single official source of non-governmental U.S. GAAP, superseding existing literature from the FASB, America Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related sources. All other non-grandfathered non-SEC accounting literature not included in the Codification is considered non-authoritative.

Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSPs”), or EITF abstracts. Instead, it will issue Accounting Standards Updates and will consider them authoritative in their own right. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (or beginning for the first fiscal quarter 2010 reporting period). Since the Codification does not change GAAP, the release of this statement and the Codification will not impact the Company’s financial position, results of operations, or liquidity. However, it will change how users research accounting issues and how the Company references accounting literature within its quarterly and annual filings with the SEC.

NOTE 2 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents included the following accounts for the year ended June 30, 2009 and 2008 with amounts in excess of $100,000, respectively. Balances in corporate demand accounts are currently covered by unlimited Federal Deposit Insurance Corporation (FDIC) coverage. Balances as of June 30 approximated:

	2009	2008
Bank of America	$583,000	$1,111,000
Zions Bank	1,556,000	3,558,000
Federal Reserve Bank of Chicago	310,000	—

NOTE 3 – SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at June 30, 2009 and 2008:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2009
U.S. government-sponsored entities	$4,000,000	$3,996,370	$9,130	$(12,760)

Total	$4,000,000	$3,996,370	$9,130	$(12,760)

2008
U.S. government-sponsored entities	$2,000,000	$2,001,640	$1,640	$—
Mortgage-backed	688,749	686,282	1,647	(4,114)
Collateralized mortgage obligations	5,039,545	5,059,125	20,148	(568)

Corporate
Total	$7,728,294	$7,747,047	$23,435	$(4,682)

NOTE 3 - SECURITIES (Continued)

The fair value of securities available for sale at year-end 2009 by contractual maturity was as follows.

Fair Value
Due from one to five years	$2,997,620
Due from five to ten years	998,750

Total	$3,996,370

Sales of securities available for sale were as follows:

	2009	2008
Proceeds	$3,688,992	$461,250
Gross gains	55,480	25,325
Gross losses	(2,116)	—

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2009
U.S. government-sponsored entities	$1,987,240	$(12,760)	$—	$—	$1,987,240	$(12,760)

	$1,987,240	$(12,760)	$—	$—	$1,987,240	$(12,760)

2008
Mortgage-backed	$—	$—	$481,465	$(4,114)	$481,465	$(4,114)
Collateralized mortgage obligations	—	—	537,760	(568)	537,760	(568)

	$—	$—	$1,019,225	$(4,682)	$1,019,225	$(4,682)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the intent not to sell the securities, and the likelihood the Company will not be required to sell the securities before the anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its sponsored entities, whether downgrades by bond rating agencies have occurred, and the result of reviews of the issuer’s financial condition.

As of June 30, 2009, there were no securities in an unrealized loss position for more than 12 months. Unrealized losses less for securities in loss positions less than 12 months relate to market fluctuations in interest rates and lack of liquidity in the capital markets. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and projected cash flows, when applicable. As the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

NOTE 4 – LOANS

At June 30, 2009 and 2008, loans receivable consisted of the following:

	2009	2008
Real estate loans
One-to four-family	$31,592,926	$36,362,454
Commercial	41,291,320	43,337,424
Multi-family	4,418,550	3,688,999

Total real estate loans	77,302,796	83,388,877
Commercial loans	9,512,007	8,738,738
Consumer loans
Home equity loans	514,923	591,347
Other	95,013	119,067

Total consumer loans	609,936	710,414

Net deferred loan fees	22,498	(2,846)
Allowance for loan losses	(5,225,000)	(2,060,000)

Loans, net	$82,222,237	$90,775,183

A summary of changes in the allowance for loan losses for the years ended June 30, 2009 and 2008 is as follows:

	2009	2008
Balance at beginning of year	$2,060,000	$667,105
Provision for loan loss	10,263,070	1,527,971
Charge offs	(7,098,070)	(135,076)
Recoveries	—	—

Balance at end of year	$5,225,000	$2,060,000

In the last quarter of the 2009 fiscal year, the Company changed the timing of recording charge-offs of estimated loan impairments as compared to the prior year. Previously, the Company allocated specific reserves for each loan impairment based on the Company’s allowance for loan loss analysis. Charge-offs were generally not recorded until the loan workout was resolved or the property securing the loan was foreclosed and transferred to other real estate owned. Management believes the acceleration of charge-offs is preferable due to the accelerating deterioration of asset values during the current credit cycle.

The following is a summary of information pertaining to impaired and non-accrual loans at June 30:

	2009	2008
Year-end loans with allocated allowance for loan losses	$948,689	$3,745,680
Year-end loans with no allocated allowance for loan losses	9,283,828	1,519,334

Total	$10,232,517	$5,265,014

Amount of the allowance for loan losses allocated	$274,000	$1,285,000

	2009	2008
Average of individually impaired loans during the year	$10,798,286	$2,564,173
Interest income recognized during impairment	—	—

NOTE 4 - LOANS (Continued)

Cash-basis interest income recognized	—	—

Non-accrual loans and loans past due 90 days still on accrual were as follows:

	2009	2008
Loans past due 90 days still on accrual	$48,000	$—
Non-accrual loans	9,178,000	5,265,014

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment as of June 30, 2009 and 2008 are as follows:

	2009	2008
Land	$357,730	$1,044,286
Buildings and improvements	5,053,496	5,053,496
Furniture and equipment	1,963,361	2,157,135
Leasehold improvements	—	773,721

Total cost	7,374,587	9,028,638
Less accumulated depreciation	3,487,240	3,493,823

	$3,887,347	$5,534,815

Depreciation expense, including loss on property and equipment impairment, was $1,027,000 and $496,000 for the years ended June 30, 2009 and 2008, respectively.

The Company leased office facilities in Frankfort, Illinois and Schererville, Indiana from unrelated third parties, the terms of which were terminated by the Company in June 2009. Insurance, real estate taxes and certain other operating expenses applicable to the leased premises, in addition to the monthly minimum payments, were paid by the Company. The Bank branches, located at 19802 S. Harlem Avenue in Frankfort, Illinois and 713 U.S. Highway 41 in Schererville, Indiana, were closed June 30, 2009. The decision was part of the company’s strategic plan to improve earnings by focusing on community banking services in the Bank’s primary markets areas.

The contractual lease terms for the Frankfort and Schererville offices were set to expire February 2011 and May 2011, respectively, with renewal options available at the discretion of the Company. During June 2009, the Company gave notice to the property managers that it intended to terminate the lease early. In conjunction with the lease terminations, the Company expensed termination fees and future costs that will continue to be incurred under the lease contracts equal to the base rent, real estate taxes, and certain other operating expenses applicable to the leased premises for the period succeeding the effective termination date, or approximately $131,000 relating to Frankfort, and $222,000 relating to Schererville. In conjunction with the lease terminations for Frankfort and Schererville certain leasehold improvements and furniture and fixtures became impaired during June 2009. These assets had a net book value of approximately $282,000 and $396,000, respectively, and were written off. Assets with a net book value of approximately $53,000 and $49,000, respectively, at June 30, 2009 were transferred to other Bank facilities. In addition, the Company incurred/estimated $141,000 in expenses related to refurbishing both facilities and certain other costs related to the closings.

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

The Bank has no other leased facilities.

NOTE 6 – DEPOSITS

Deposit account balances as of June 30, 2009 and 2008 are summarized as follows:

	2009	2008
Savings	$25,684,002	$25,944,633
NOW accounts	4,088,079	4,804,409
Non-interest-bearing checking	5,760,935	5,157,209
Money market	3,466,828	3,364,538

	38,999,844	39,270,789

Certificates of deposit	25,013,857	38,010,315
Individual retirement accounts	6,472,873	6,594,100

	31,486,730	44,604,415

	$70,486,574	$83,875,204

Time deposits of $100,000 and over totaled $10,073,324 and $14,610,950 at June 30, 2009 and 2008, respectively.

Scheduled maturities of certificates of deposit and individual retirement accounts are as follows for the 12 months ended June 30, 2009:

2010	$25,426,337
2011	2,600,811
2012	2,846,626
2013	530,669
2014	82,287

Total	$31,486,730

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows:

	2009	2008
Advances outstanding June 30, at a rate of .52%	$3,900,000	$—

Total	$3,900,000	$—

Advances are drawn on a open line having no set maturity date. The advances were collateralized by $25.7 million of first mortgage loans under a blanket lien arrangement at year-end 2009. As of June 30, 2009, the Bank had $15.4 million in additional available credit with the FHLB based on parameters set by the FHLB.

NOTE 8 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2009	2008
Current
Federal	$(6,099)	$(5,320)
State	—	—

	(6,099)	(5,320)
Deferred	(4,820,151)	(1,070,789)
Change in valuation allowance	5,103,120	1,076,109

	$276,870	$—

Deferred tax assets (liabilities) are comprised of the following at June 30:

	2009	2008
Federal net operating loss carry forward	$3,374,335	$718,722
Bad debts	2,028,241	700,400
Deferred compensation	15,622	16,689
Charitable contribution carryover	240,519	209,706
Stock option and RRP	177,061	155,085
State NOL carry forward	687,785	303,681
Depreciation and other	338,863	5,415
Unrealized loss on securities available for sale	1,234	—

Gross deferred tax assets	6,863,660	2,109,698

Depreciation and other	—	(72,048)
FHLB stock dividends	(37,268)	(32,643)
Unrealized gain on securities available for sale	—	(6,376)

Gross deferred tax liabilities	(37,268)	(111,067)
Valuation allowance for deferred tax assets	(6,826,392)	(1,723,272)

Net deferred tax assets	$—	$275,359

The difference between the provision (benefit) for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 34% to income (loss) before income taxes is reconciled as follows for the year ended June 30:

	Year Ended June 30,
	2009	2008
Income taxes (benefit) computed at the statutory rate	$(4,049,060)	$(935,282)
Valuation allowance	5,101,886	1,076,109
Earnings on life insurance and other, net	(775,956)	(140,827)

Total provision (benefit) for income taxes	$276,870	$—

At June 30, 2009, the Company had federal and state net operating loss carry forwards of approximately $9.9 million and $14.3 million, respectively, expiring between 2010 and 2027. At June 30, 2008 these amounts approximated $2.1 million and $6.4 million, respectively. A valuation allowance has been established for the net deferred tax assets as the Company believes it is more likely than not that they will not be realized.

NOTE 8 – INCOME TAXES (Continued)

Also at June 30, 2009 and 2008, the Company has charitable contribution carry forwards of approximately $620,000 and $617,000. These contributions have a five-year life and are used on a last in, first out basis. In addition, these contributions are subjected to a tax return deduction limitation of 10% of taxable income on an annual basis. The Company has continually evaluated this carry forward and, based on an estimate of future taxable income during the period when these contributions can be used, the Company has determined that a valuation allowance of $241,000 and $210,000 is appropriate as of June 30, 2009 and 2008.

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income a provision for bad debts that differs from the provision charged to income on the financial statements. Retained earnings at June 30, 2009 include approximately $1.3 million for which no deferred federal income tax liability has been recorded. This deferred federal income tax liability approximates $445,000. If the Bank were liquidated or otherwise ceases to be a bank or if tax laws change, the $445,000 would be recorded as expense.

NOTE 9 – EMPLOYEE BENEFITS

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

During 2009 and 2008, 21,160 shares and 21,160 shares, with an average fair value of $5.56 and $13.23 per share, were committed to be released, resulting in ESOP compensation expense of approximately $118,000 and $280,000, respectively. Contributions to the ESOP for repayment of principal and interest were $384,000 and $403,000 for 2009 and 2008, respectively.

	June 30, 2009	June 30, 2008
Allocated shares	105,800	84,640
Unallocated shares	105,800	126,960

Total ESOP shares	211,600	211,600

Fair value of unallocated shares	312,110	$964,896

Fair value of allocated shares subject to repurchase obligation	312,110	$643,264

NOTE 9 – EMPLOYEE BENEFITS (Continued)

The Company sponsors a defined-contribution plan covering substantially all employees. Contributions for the profit-sharing plan are determined by the Board of Directors. There were no contributions to the profit-sharing plan during 2009 and 2008.

The Bank has a deferred compensation plan pursuant to which a current director of the Company and the Bank is entitled to receive $1,000 per month for life as a former employee of the Bank and a director of the Bank prior to its stock conversion. The present value of these agreements was recorded based on life expectancy and a discount rate of 7%. At June 30, 2009 and 2008, a liability of approximately $39,000 and $49,000 remained and was included in accrued interest payable and other liabilities in the consolidated statements of financial condition.

NOTE 10 – STOCK-BASED COMPENSATION

The Company has two share-based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $306,000 and $277,000 for 2009 and 2008.

Stock Option Plan:

The Company’s 2005 stock option plan (the Plan), which is stockholder-approved, permits the grant of options to purchase shares of the Company’s common stock to its employees and directors of up to 264,500 shares of common stock. At June 30, 2009, there are 122,250 of shares available for future grants under this plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally have vesting periods of 5 years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected option exercises.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date. No options were granted during the year ended June 30, 2009.

2008
Risk-free interest rate	4.65%
Expected term	7
Expected stock volatility	13
Dividend yield	—%

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

A summary of the activity in the stock option plan for 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	139,605	$13.93
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of year	139,605	$13.93	6.58	$—

Exercisable at end of year	75,415	$13.97	6.43	$—

Vested or expected to vest at end of year	139,605	$13.93	6.58	$—

Information related to the stock option plan during each year follows:

	2009	2008
Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	—	4.00

As of June 30, 2009, there was approximately $214,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Share Award Plan:

A Recognition and Retention Plan (“RRP”) provides for issue of shares of restricted stock to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. Pursuant to the RRP, the Company can award up to 105,800 shares of restricted stock. These shares vest over a five-year period. Upon adoption of FAS 123(R), the unamortized cost of shares not yet awarded was reclassified to additional paid-in capital. As of June 30, 2009, 33,262 shares could still be granted under the plan.

A summary of changes in the Company’s non-vested shares for the year follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2008	38,856	$13.91
Granted	3,058	5.39
Vested	(11,780)	13.94
Forfeited	—	—

Non-vested at June 30, 2009	30,134	$13.03

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

As of June 30, 2009, there was approximately $278,000 of total unrecognized compensation cost related to outstanding non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended June 30, 2009 and 2008 was $35,000 and $80,000, respectively.

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for June 30:

	2009	2008
Basic and diluted loss per share
Net loss for the year ended June 30	$(12,185,869)	$(2,750,829)

Weighted average common shares outstanding	2,397,810	2,367,822
Basic and diluted loss per share	$(5.08)	$(1.16)

The effect of stock options and stock awards was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares.

NOTE 12 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITY

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

At June 30, 2009 and 2008, commitments to extend credit were approximately:

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$—	$6,000,000	$300,000	$14,000,000
Commitment to fund loans	48,000	—	1,500,000	—

Fixed rate commitments had a rate of 5.875% for June 30, 2009 and range from 5.50% to 6.50% at June 30, 2008. The commitments have terms of up to 90 days. Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral may be obtained upon exercise of a commitment. The amount of collateral is determined by management and may include commercial and residential real estate and other business and consumer assets.

At June 30, 2009 and 2008, the Company had standby letters of credit of $130,000 and $505,000. These are considered financial guarantees under FASB Interpretation 45. The fair value of these guarantees was not considered material.

NOTE 12 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITY (Continued)

The Company’s primary financial instruments where concentrations of credit risk may exist are loans. The Company’s principal loan customers are located on the southeast side of Chicago and surrounding suburbs. In addition, the Company has loans in the states of Michigan, Florida, and Wisconsin. Most loans are secured by specific collateral, including residential and commercial real estate.

NOTE 13 – REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, where the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

At year end, the Bank’s actual capital levels and minimum required levels (dollars in thousands) were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk-weighted assets)	$16,339	21.50%	$6,078	8.00%	$7,598	10.00%
Tier I capital (to risk-weighted assets)	15,336	20.18	3,039	4.00	4,559	6.00
Tier I capital (to average assets)	15,336	15.10	4,064	4.00	5,080	5.00

2008
Total capital (to risk-weighted assets)	$23,439	25.17%	$7,451	8.00%	$9,680	10.00%
Tier I capital (to risk-weighted assets)	22,264	23.90	3,725	4.00	5,808	6.00
Tier I capital (to average assets)	22,264	19.05	4,674	4.00	5,841	5.00

The Bank was categorized by its regulators as well capitalized at June 30, 2009 and 2008. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category at June 30, 2009.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components were as follows:

	2009	2008
Unrealized holding gains (losses) on securities available for sale	$30,981	$261,308
Reclassification adjustments for net gains recognized in income	(53,364)	(25,325)

Net unrealized gains (losses)	(22,383)	235,983
Tax expense (benefit)	(7,611)	80,235

Other comprehensive income (loss)	$(14,772)	$155,748

NOTE 15 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the fiscal year ended June 30, 2009 were as follows:

Beginning balance	$150,965
New loans	—
Repayments	(120,811)

Ending balance	$30,154

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $410,000 and $474,000, respectively.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value. FASB Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset:
U.S. government-sponsored entities	$3,996,370	$—	$3,996,370

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)
Assets:
Impaired loans with specific allowance allocations	$—	$—	$—	$—

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

The following represent impairment charges recognized during the period:

•

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $250,000 with a valuation allowance of $250,000 resulting in an additional provision for loan losses of $250,000 for the period.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount and estimated fair values of financial instruments were as follows at year end (in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$3,172	$3,172	$5,925	$5,925
Securities available for sale	3,996	3,996	7,747	7,747
Loans, net	82,222	81,989	90,775	90,715
FHLB stock	381	n/a	381	n/a
Accrued interest receivable	347	347	455	455
Financial liabilities
Deposits	$(70,487)	$(72,128)	$(83,875)	$(81,304)
Federal Home Loan Bank advances	(3,900)	(3,900)	—	—
Advances from borrowers for taxes and insurance	(591)	(591)	(546)	(546)
Accrued interest payable	(26)	(26)	(649)	(649)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, advances from borrowers for taxes and insurance, and variable rate loans or deposits that reprice frequently and fully. As described in more detail above, security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. The allowance for loan losses is considered to be a reasonable estimate of discount for credit risk on loans. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The estimated fair value of FHLB advances is based on estimates of the rate the Company would pay on such funds at June 30, 2009, applied for the time period until maturity. The fair value of off-balance-sheet items is not material.

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Royal Financial, Inc. follows:

CONDENSED BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS
Cash and cash equivalents	$1,471,757	$5,984,012
Investment in bank subsidiary	15,333,903	22,424,890
ESOP loan	1,337,070	1,604,484
Land held for sale	686,556	—
Land investment	—	686,556
Other assets	—	126,058

Total assets	$18,829,286	$30,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$66,679	$286,176
Common stock in ESOP subject to contingent repurchase obligation	312,110	643,264
Stockholders’ equity	18,450,497	29,896,560

Total liabilities and stockholders’ equity	$18,829,286	$30,826,000

CONDENSED STATEMENT OF INCOME

	Year Ended June 30, 2009	Year Ended June 30, 2008
Income
Interest on ESOP loan	$116,325	$136,084
Other income	—	5,000

Total income	116,325	141,084

Expense
Salaries and employee benefits	83,750	162,920
Occupancy and equipment	19,800	32,079
Data processing	—	832
Professional fees	482,827	588,253
Investigation costs	—	540,483
Director fees	90,120	161,700
Other	—	5,854

Total expense	676,497	1,492,121

Loss before income tax expense and undistributed subsidiary loss	(560,172)	(1,351,037)
Income tax expense	126,058	—
Equity in undistributed subsidiary loss	(11,499,639)	(1,399,792)

Net loss	$(12,185,869)	$(2,750,829)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended June 30, 2009	Year Ended June 30, 2008
Cash flows from operating activities
Net loss	$(12,185,869)	$(2,750,829)
Adjustments:
Equity in undistributed subsidiary loss	11,499,639	1,399,792
Change in other assets	126,058	30,966
Change in other liabilities	(219,497)	208,671

Net cash from operating activities	(779,669)	(1,111,400)

Cash flows from investing activities
Repayment of ESOP loan	267,414	267,414
Investment in subsidiary	(4,000,000)	—
Purchase of land	—	(29,652)

Net cash from investing activities	(3,732,586)	237,762

Cash flows from financing activities
Purchase of treasury stock	—	(52,000)

Net cash from financing activities	—	(52,000)

Net change in cash and cash equivalents	(4,512,255)	(925,638)
Beginning cash and cash equivalents	5,984,012	6,909,650

Ending cash and cash equivalents	$1,471,757	$5,984,012

NOTE 18 – INVESTIGATION

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Fitch, Jr. James A. Fitch, Jr.	Chairman of the Board	September 25, 2009

/s/ Leonard Szwajkowski Leonard Szwajkowski	Chief Executive Officer, President and Director	September 25, 2009

/s/ Jodi A. Ojeda Jodi A. Ojeda	Chief Financial Officer (principal accounting officer)	September 25, 2009

/s/ Alan W. Bird Alan W. Bird	Director	September 25, 2009

/s/ John T. Dempsey John T. Dempsey	Director	September 25, 2009

/s/ C. Michael McLaren C. Michael McLaren	Director	September 25, 2009

/s/ Barbara K. Minster Barbara K. Minster	Director	September 25, 2009

/s/ Rodolfo Serna Rodolfo Serna	Director	September 25, 2009

S - 1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

3.2	Bylaws of Royal Financial, Inc. (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

10.1	Employee Stock Ownership Plan (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).*

10.2	Separation Agreement and Release dated September 26, 2007, between Donald A. Moll, Royal Financial, Inc. and Royal Savings Bank (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and incorporated herein by reference).*

10.3	Employment Agreement dated as of January 20, 2005, by and between Royal Financial, Inc., Royal Savings Bank and Alan W. Bird (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference).*

10.4	Employment Agreement dated as of February 21, 2006, by and between Royal Financial, Inc., Royal Savings Bank, and Leonard Szwajkowski (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and incorporated herein by reference).*

10.5	Employment Agreement dated as of January 20, 2005, by and between Royal Financial, Inc., Royal Savings Bank and Andrew Morua (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and incorporated herein by reference).*

10.6	Employment Agreement dated as of January 20, 2005, by and among Royal Financial, Inc., Royal Savings Bank and Kelly Wilson (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2008 and incorporated herein by reference).*

10.7	Employment Agreement dated as of January 3, 2008, by and among Royal Financial, Inc., Royal Savings Bank and Jodi A. Ojeda (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2008 and incorporated herein by reference).*

10.8	Agreement dated as of March 1, 1995 between Royal Savings Bank and Barbara K. Minster (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2008 and incorporated herein by reference).*

10.9	Royal Financial, Inc. 2005 Stock Option Plan (filed as Appendix B to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*

10.10	Royal Financial, Inc. 2005 Recognition and Retention Plan (filed as Appendix C to the Company’s proxy statement in connection with its 2005 Annual Stockholders Meeting and incorporated herein by reference).*

E - 1

Exhibit No.	Description of Exhibit
10.11	Royal Financial, Inc. Severance Benefits Plan (filed as an exhibit to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2008 and incorporated herein by reference).*

21.1	List of Subsidiaries (filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-119138) and incorporated herein by reference).

23.1	Consent of Crowe Horwath LLP.

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit.

E - 2