Form 10-Q
period 2009-09-30
ROYAL FINANCIAL, INC.
filed 2009-11-16
CIK 1303531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                          Accelerated filer ☐
Non-accelerated filer ☐                                                                          Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2009
Common Stock, $.01 par value	2,559,548

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-Q

For the quarterly period ended September 30, 2009

i

PART I. – FINANCIAL INFORMATION

Item 1.   Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 and June 30, 2009
(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Cash and non-interest-bearing balances in financial institutions	$2,969,344	$2,764,827
Interest-bearing balances in financial institutions	433,904	401,098
Federal funds sold	147,346	6,329
Total cash and cash equivalents	3,550,594	3,172,254

Securities available-for-sale	4,025,345	3,996,370
Loans receivable, net of allowance for loan losses of $5,167,330 at September 30, 2009 and $5,225,000 at June 30, 2009	78,265,367	82,222,237
Federal Home Loan Bank stock, at cost	381,300	381,300
Premises and equipment, net	3,835,590	3,887,347
Land available for sale	686,556	686,556
Accrued interest receivable	308,641	346,716
Other real estate owned	44,000	44,000
Other assets	77,942	111,650
Total assets	$91,175,335	$94,848,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$68,836,895	$70,486,574
Advances from borrowers for taxes and insurance	714,970	591,046
Federal Home Loan Bank advances	1,500,000	3,900,000
Accrued interest payable and other liabilities	1,164,250	1,108,203
Common stock in ESOP subject to contingent repurchase obligation	296,504	312,110
Total Liabilities	72,512,619	76,397,933

Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at September 30, 2009 and June 30, 2009	26,450	26,450
Additional paid-in capital	24,825,191	24,783,189
Retained deficit	(3,382,106)	(3,426,399)
Treasury stock, 88,510 shares and 89,568 shares, at cost	(1,265,164)	(1,280,875)
Accumulated other comprehensive income (loss), net of tax	25,345	(2,396)
Unearned ESOP shares	(1,270,496)	(1,337,362)
Reclassification of ESOP shares	(296,504)	(312,110)
Total stockholders’ equity	18,662,716	18,450,497
Total liabilities and stockholders’ equity	$91,175,335	$94,848,430

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Interest income
Loans	$1,260,582	$1,520,463
Securities, taxable	30,500	61,991
Federal funds sold and other	224	8,767
Total interest income	1,291,306	1,591,221

Interest expense
Deposits	210,191	371,865
Federal Home Loan Bank advances and other borrowings	3,645	8,648
Total interest expense	213,836	380,513

Net interest income	1,077,470	1,210,708

Provision for loan losses	—	150,000
Net interest income after provision for loan losses	1,077,470	1,060,708

Non-interest income
Service charges on deposit accounts	61,799	84,423
Earnings on cash surrender value of life insurance	—	48,976
Other income	9,023	12,714
Total non-interest income	70,822	146,113
Non-interest expense
Salaries and employee benefits	533,472	630,289
Occupancy and equipment	147,362	239,109
Data processing	70,232	105,201
Professional services	185,112	184,588
Director fees	38,400	36,700
Supplies	11,402	10,029
Marketing	11,240	3,429
Insurance premiums	39,496	19,438
Other	67,283	98,254
Total non-interest expense	1,103,999	1,327,037

Net income(loss)	$44,293	$(120,216)
Basic and diluted earnings (loss) per share	$0.02	$(0.05)
Comprehensive income(loss)	$72,034	$(117,410)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended September 30, 2008
(Unaudited)

2008	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2008	$26,450	$24,672,588	$8,759,470	$(1,326,286)	$12,376	$(1,604,774)	$(643,264)	$29,896,560
Comprehensive income (loss):
Net loss	—	—	(120,216)	—	—	—	—	(120,216)
Change in fair value of securities available-for-sale, net	—	—	—	—	2,806	—	—	2,806
Total comprehensive loss								(117,410)

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	49,726	49,726
Release of 5,290 of unearned ESOP shares	—	(25,697)	—	—		66,853	—	41,156
Issuance of 1,058 shares to RRP plan	—	(15,711)	—	15,711	—	—	—	—
Stock-based compensation	—	75,528	—	—	—	—	—	75,528
Balance at September 30, 2008	$26,450	$24,706,708	$8,639,254	$(1,310,575)	$15,182	$(1,537,921)	$(593,538)	$29,945,560

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended September 30, 2009
(Unaudited)

2009	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2009	$26,450	$24,783,189	$(3,426,399)	$(1,280,875)	$(2,396)	$(1,337,362)	$(312,110)	$18,450,497
Comprehensive income
Net income	—	—	44,293	—	—	—	—	44,293
Change in fair value of securities available-for-sale, net	—	—	—	—	27,741	—	—	27,741
Total comprehensive income.								72,034

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	15,606	15,606
Release of 5,290 of unearned ESOP shares	—	(49,988)	—	—	—	66,866	—	16,878
Issuance of 1,058 shares to RRP plan	—	(15,711)	—	15,711	—	—	—	—
Stock-based compensation	—	107,701	—	—	—	—	—	107,701
Balance at September 30, 2009	$26,450	$24,825,191	$(3,382,106)	$(1,265,164)	$25,345	$(1,270,496)	$(296,504)	$18,662,716

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net income(loss)	$44,293	$(120,216)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	51,757	93,885
Amortization of net deferred loan costs	(5,232)	(12,473)
Provision for loan losses	—	150,000
Bank-owned life insurance income	—	(48,976)
ESOP expense	16,878	41,156
Stock-based compensation	107,701	75,528
Change in accrued interest receivable and other assets	71,783	47,298
Change in other accrued interest payable and liabilities	54,813	(616,245)
Net cash provided by (used in) operating activities	341,993	(390,043)

Cash flows from investing activities
Proceeds from sales, maturities, calls, and pay downs of available for sale securities	—	2,823,496
Change in loans receivable	3,962,102	(2,462,315)
Net cash provided by investing activities	3,962,102	361,181

Cash flows from financing activities
Net decrease in deposits	(1,649,679)	(8,198,874)
Proceeds from Federal Home Loan Bank advances	5,250,000	12,500,000
Repayments of Federal Home Loan Bank advances	(7,650,000)	(6,500,000)
Change in advances from borrowers for taxes and insurance	123,924	199,123
Net cash used in financing activities	(3,925,755)	(1,999,751)

Net change in cash and cash equivalents	378,340	(2,028,613)

Cash and cash equivalents
Beginning of the period	3,172,254	5,924,849

End of period	$3,550,594	$3,896,236

Supplemental cash flow information:
Interest paid	$210,965	$919,895
Supplemental noncash disclosures:
Common stock in ESOP subject to contingent repurchase obligation	$296,504	$312,110

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three month periods ended September 30, 2009 and 2008.  Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein.  These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal years ended June 30, 2009 and 2008.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s financial statements for the fiscal year ending June 30, 2010.  In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Note 4 - New Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Existing GAAP prior to the effective date of the ASC was not altered in compilation of the ASC.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

ASC 810, Consolidation.  New authoritative guidance under ASC Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This standard was effective for the Company beginning on July 1, 2009 and has no material impact on the Company’s financial statements.

ASC 805, Business Combinations.  New authoritative guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.   The new guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under the old guidance, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. This standard requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under the old guidance. This standard also identifies related disclosure requirements for business combinations.   Additionally, the new guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, Contingencies.  The new guidance removes subsequent accounting guidance for assets and liabilities arising from contingencies from the old guidance and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The new guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by ASC 450.  The new guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value.  This standard was effective for the Company beginning on July 1, 2009 and has no material impact on the Company’s financial statements.

ASC Topic 825, Financial Instruments.  New authoritative guidance under ASC Topic 825 requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends prior guidance, to require those disclosures in summarized financial information at interim reporting periods.  The new guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, as required ASC Topic 825.  The adoption of this new guidance at July 1, 2009 did not impact the results of operations or financial position of the Bank, as it only requires additional disclosures to the financial statements.

ASC Topic 260, Earnings per share.  New authoritative guidance under ASC Topic 260  provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The new guidance is effective for the Company beginning on July 1, 2009. The adoption of this standard did not have any impact on the Company’s financial statements.

Note 5 - Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued new guidance referenced at ASC 105-10-65-1-d-2,  Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles  (subparagraph 105-10-65-1-d-2).  Subparagraph 105-10-65-1-d-2 provides that Statement No. 166 Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166) shall remain authoritative until such time that it is integrated into the Codification.  SFAS 166 removes the concept of a special purpose entity (SPE) including Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset.  The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new guidance referenced at ASC 105-10-65-1-d-3,  Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (Subparagraph 105-10-65-1-d-3).  Subparagraph 105-10-65-1-d-3 provides that Statement No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS 167) shall remain authoritative until such time that it is integrated into the Codification.  SFAS 167 Statement amends prior variable interest entity guidance and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified as ASC 820, Fair Value Measurements and Disclosures.  This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability.  The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this Update did not have a significant impact to the Bank’s financial statements.

Note 6 - Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2009
U.S. government-sponsored entities	$4,000,000	$4,025,345	$25,345	$
June 30, 2009
U.S. government-sponsored entities	$4,000,000	$3,996,370	$9,130	$(12,760)

The fair value of securities available-for-sale at September 30 by contractual maturity follows.  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

2009
Due in one year or less	$502,970
Due from one to five years	2,518,315
Due from five to ten years	1,004,060
Due after ten years	—
Total	$4,025,345

The Bank had no securities with an unrealized loss at September 30, 2009.  At June 30, 2009, there were two securities with an unrealized loss, which each had contractual maturities of less than 12 months.

Note 7 - Loans

At September 30, 2009 and June 30, 2009, loans receivable consisted of the following:

	September 30, 2009	June 30, 2009
Real estate loans:
One-to-four family	$31,302,996	$31,592,926
Commercial	38,887,308	41,291,320
Multi-family	4,230,055	4,418,550
Total real estate loans	74,420,359	77,302,796
Commercial loans	8,336,411	9,512,007
Consumer loans:
Home equity loans	574,860	514,923
Other	73,337	95,013
Total consumer loans	648,197	609,936

Loans, gross	$83,404,967	$87,424,739

Net deferred loan fees	27,730	22,498
Allowance for loan losses	(5,167,330)	(5,225,000)
Loans, net	$78,265,367	$82,222,237

A summary of changes in the allowance for loan losses for the three months ended September 30, 2009 and 2008 is as follows:

	2009	2008
Balance at beginning of period	$5,225,000	$2,060,000
Provision for loan loss	—	150,000
Charge offs	(58,721)	(452,731)
Recoveries	1,051	—
Balance at end of period	$5,167,330	$1,757,269

A summary of impaired and non-performing loans at September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Loans with allocated allowance for loan loss at period end	$2,539,569	$948,689
Loans with no allocated allowance for loan loss at period end	8,873,256	9,283,828
Total impaired and non-performing loans	$11,412,825	$10,232,517
Amount of the allowance for loan losses allocated to impaired loans at period end	$374,000	$274,000
Interest income recognized during impairment	—	—
Cash basis interest income recognized	—	—

Non-performing loans were as follows at September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Loans past due over 90 days still on accrual	—	$48,000
Nonaccrual loans	$10,364,488	$9,178,000

Note 8 - Income (Loss) Per Share

Basic earnings (loss) per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding. Diluted earnings (loss) per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options.   The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three month periods ended September 30, 2009 and 2008.  ESOP shares and restricted stock are considered outstanding for the calculations.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net income (loss) as reported	$44,293	$(120,216)
Weighted average common shares outstanding	2,452,661	2,517,955
Basic and diluted earnings (loss) per share	$0.02	$(0.05)

The effect of stock options was not included in the calculations of diluted loss per share for the three months ended September 30, 2009 because to do so would have been anti-dilutive for all shares given all options are underwater as of September 30, 2009.

The effect of stock options was not included in the calculation of diluted loss per share for the three months ended September 30, 2008 because to do so would have been anti-dilutive for all shares given the Company’s losses for the period.

Note 9 - Fair Value

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets at September 30, 2009:
Securities available-for-sale	$4,025,345	$—	$4,025,345
Assets at June 30, 2009:
Securities available-for-sale	$3,996,370	$—	$3,996,370

Assets and liabilities measured at fair value on a non-recurring basis are impaired loans with specific allocations.

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $431,000 with a valuation allowance of $287,000 at September 30, 2009.  Impaired loans at June 30, 2009 had a carrying amount of $250,000 with a valuation allowance of $250,000.  There was a $37,000 provision for loan loss for these loans during the three month period ended September 30, 2009.

Carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$3,551	$3,551	$3,172	$3,172
Securities available for sale	4,025	4,025	3,996	3,996
Loans, net	78,265	78,072	82,222	81,989
FHLB stock	381	n/a	381	n/a
Accrued interest receivable	309	309	347	347
Financial liabilities
Deposits	$(68,837)	$(70,264)	$(70,487)	$(72,128)
Federal Home Loan Bank advances	(1,500)	(1,500)	(3,900)	(3,900)
Advances from borrowers for taxes and insurance	(715)	(715)	(591)	(591)
Accrued interest payable	(25)	(25)	(26)	(26)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, advances from borrowers for taxes and insurance, and variable rate loans or deposits that reprice frequently and fully.  As described in more detail above, security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit risk on loans.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The estimated fair value of FHLB advances is based on estimates of the rate the Company would pay on such funds at September 30, 2009 and June 30, 2009, applied for the time period until maturity. The fair value of off-balance-sheet items is not material.

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

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

The Company’s total assets decreased $3.7 million, or 3.87%, to $91.2 million at September 30, 2009, from $94.8 million at June 30, 2009.

Cash and cash equivalents increased $378,000, or 11.93%, to $3.6 million at September 30, 2009 from $3.2 million at June 30, 2009, primarily as a result of an increase in federal funds sold.

Securities available for sale increased $29,000, or 0.73%, to $4.0 million at September 30, 2009 from $4.0 million at June 30, 2009.  The increase is the result of the increase in the market valuation of the securities in the portfolio during the period.

Loans decreased $3.9 million, or 4.8%, to $78.3 million at September 30, 2009, from $82.2 million at June 30, 2009.  The decrease in loans was a result of pay offs of three large commercial credits during the quarter and a continuing lack of loan demand given the current economy.

Total deposits decreased $1.6 million, or 2.34%, to $68.8 million at September 30, 2009 from $70.4 million at June 30, 2009. The decrease in deposits was partially due to the maturity of a $1.0 million certificate of deposit held for a public entity in which management chose not to renew due to the above market interest rate necessary to retain the funds.

Deposits are detailed below:

	September 30, 2009	June 30, 2009
Savings	$25,656,993	$25,684,002
NOW accounts	4,271,637	4,088,079
Non-interest bearing checking	5,565,381	5,760,935
Money market	3,878,431	3,466,828
	39,372,442	38,999,844
Certificates of deposit	22,971,641	25,013,857
IRAs	6,492,812	6,472,873
	29,464,453	31,486,730
Total Deposits	$68,836,895	$70,486,574

Federal Home Loan Bank advances decreased $2.4 million, or 61.5%, to $1.5 million at September 30, 2009 from $3.9 million at June 30, 2009. Borrowed funds were paid down as a result of loan payoff proceeds received during the period.

Total stockholders’ equity increased $212,000, or 1.2%, to $18.7 million at September 30, 2009 from $18.5 million at June 30, 2009.

Comparison of Results of Operation for the Three Months Ended September 30, 2009 and 2008

General.  Net income for the three months ended September 30, 2009 was $44,000, an increase in net income of $164,000, from the same period in 2008.  The increase in net income for the three months ended September 30, 2009 resulted primarily from a decrease in non interest expense of $223,000 and a decrease in the provision for loan losses of $150,000, offset by a decrease in net interest income and non interest income of $133,000 and $75,000, respectively.

Net Interest Income.  Net interest income decreased $133,000 to $1.1 million for the three months ended September 30, 2009, from $1.2 million for the same period in 2008.  The net interest rate spread increased to 4.40% for the three months ended September 30, 2009, from 4.24% for the same period in 2008. The net interest margin slightly decreased to 4.73% for the three months ended September 30, 2008, from 4.74% for the same period in 2008. The decline in deposits and borrowings, coupled with reduced interest rates, partially offset by a decline in the loan yield, was the primary cause for the increase in spread and stability in margin.

Interest Income.  Total interest income was $1.3 million for the three months ended September 30, 2009, a decrease of $300,000 from the same period in 2008.  For the three months ended September 30, 2009, average interest-earning assets decreased to $91.2 million from $102.0 million for the same period in 2008.  The decrease in interest income was primarily the result of decreases in the average balances of the loan portfolio for the respective periods and a decrease in the loan yield due to interest rate declines and an increase of non accrual loans in the portfolio. Foregone interest on non accrual loans was approximately $358,000 for the three months ended September 30, 2009, compared to $109,000 for the same period in 2008. The yield on interest-earning assets was 5.67% for the three months ended September 30, 2009 compared to 6.23% for the same period in 2008.

Interest Expense.  Total interest expense decreased $167,000 to $214,000 for the three months ended September 30, 2009 as compared to $381,000 for the three months ended September 30, 2008. The average cost of funds decreased to 1.27% for the three months ended September 30, 2009 from 1.99% for the same period in 2008 as a result of the decreasing rate environment and a reduction of higher yielding certificates of deposit.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending September 30, 2009 and 2008. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Three-month period ended September 30,
	2009			2008

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest- earning assets:
Loans receivable, net(2)	$86,235,951	$1,260,582	5.85%	$94,311,611	$1,520,463	6.45%
Securities available-for-sale(3)	3,996,462	30,500	3.05%	5,680,657	61,991	4.38%
Interest-bearing balances in financial institutions(4)	406,818	165	0.16%	68,103	331	1.95%
Federal funds sold	152,088	59	0.16%	1,669,339	8,436	2.02%
Federal Home Loan Bank stock(5)	381,300	—	—%	381,300	—	—%
Total interest earning assets	91,172,619	1,291,306	5.67%	102,111,010	1,591,221	6.23%
Noninterest-earning assets	2,367,065			12,591,346
Total assets	$93,539,684			$114,702,356
Interest-bearing liabilities:
Interest-bearing deposits	64,649,036	210,191	1.30%	74,805,574	371,865	1.99%
FHLB advances	2,757,609	3,622	0.53%	1,418,478	8,073	2.28%
Federal funds purchased	14,446	23	0.64%	92,090	575	2.50%
Total interest-bearing liabilities	67,421,091	213,836	1.27%	76,316,142	380,513	1.99%
Noninterest-bearing liabilities	7,641,227			8,337,963
Total equity capital(6)	18,477,366			30,048,251
Total liabilities and equity capital	$93,539,684			$114,702,356
Net average interest-earning assets
Net interest income; interest rate spread(7)		$1,077,470	4.40%		$1,210,708	4.24%
Net interest margin(8)			4.73%			4.74%

(1)	Yields and rates have been annualized where appropriate.
(2)	Includes non accrual loans. Interest foregone on non-accrual loans was $358,000 and $109,000 for three months ended September 30, 2009 and September 30, 2008, respectively.
(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits and repurchase agreements.
(5)	The FHLB Chicago discontinued the payment of dividends on its stock in the third quarter of 2007.
(6)	Includes retained earnings (deficit) and accumulated other comprehensive income.
(7)	Interest rate spread represents the differences between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(8)	Net interest margin is net interest income divided by average interest-earning assets.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past-due or classified loans, the status of past-due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other factors related to the collectability of the loan portfolio.  Generally, groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Certain homogenous loans may be specifically evaluated for impairment based on the loan’s individual facts and circumstances. Large, more complex loans, such as multi-family and larger commercial real estate loans, are evaluated individually for impairment and specific reserves are allocated when necessary.

Management assesses the allowance for loan losses quarterly.  Management uses current available information to recognize losses on loans; therefore, future loan loss provisions may be necessary given the volatility of economic conditions, the effect of such conditions on the financial condition of the borrower and the borrower’s ability to repay the loan.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.

Management continues to evaluate the manner in which the Company estimates probable incurred losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

  The allowance for loan losses was $5.2 million, or 6.19% of total loans, at September 30, 2009, as compared to $5.2 million, or 5.98% of total loans, at June 30, 2009.  Included in the allowance for loan loss balance were specific allocations to impaired loans of $374,000 at September 30, 2009 and $274,000 at June 30, 2009.  The Bank believes, as of September 30, 2009, its allowance for loan losses was adequate to cover probable incurred losses.

The Bank recorded no additional provision during the three months ended September 30, 2009.  Our evaluation of the adequacy of the allowance for loan losses for the quarter determined that no provision was necessary for the quarter due to a decreasing overall loan portfolio, due to payoffs, offset by an increase in impaired loan balances.

As of September 30, 2009, the Company’s total impaired loans were $11.4 million compared to $10.2 million at June 30, 2009. Non accrual impaired loans were $10.4 million while $1.0 million impaired loans were still accruing interest, compared to $10.2 million impaired non accrual loans and $1.0 million still accruing interest at June 30, 2009.  Non accrual loans resulted in foregone interest of approximately $358,000 for the three months ended September 30, 2009, compared to $109,000 for the same period in 2008.

At September 30, 2009, non-performing loans (which consist of impaired loans, accruing and non-accruing loans, and loans still accruing but past due greater than 90 days) totaled $11.4 million, or 13.68% of the loan portfolio, compared to $10.2 million, or 11.76%, at June 30, 2009.  At September 30, 2009, nonperforming assets (which include other real estate owned) were $11.5 million, or 12.57% of assets, compared to $10.3 million, or 10.86% at June 30, 2009.  In addition, the Company had $518,000 in accruing loans that were 30 to 89 days delinquent at September 30, 2009, compared to $291,000 at June 30, 2009.  At September 30, 2009, we held $5.2 million of loan loss reserves, or 6.19% of total loans, and 45.27% of non-performing loans.

The bank had 24 impaired credit relationships, totaling $11.4 million as of September 30, 2009, compared to 23 impaired credit relationships, totaling $10.2 million, as of June 30, 2009.  During the three months ended September 30, 2009 three additional loans totaling $1.8 million were identified as impaired and two loans previously on non-accrual status totaling $440,000 were paid off.

The following is a discussion of select previously disclosed impaired loans:

·
Three relationships with an aggregate outstanding balance of $482,000 involving separate commercial real estate participations for property in Florida, all secured by ocean front properties, remain in foreclosure.

·
Two separate loan participations with different lead banks both involving hotel and complex properties, continue to be negatively impacted by the current economy.  Heightened legal strategies are being discussed on both credits as previous attempts to restructure or provide some level of forbearance on each credit have been unsuccessful.  The aggregate outstanding balance for these two loans is $1.4 million.

·
A loan with a balance of $1.8 million at September 30, 2009, net of an $854,000 charge-off, was paid off in October, 2009 for $1.8 million.  This credit involved a commercial real estate property near downtown Chicago previously in foreclosure.

·
The bank continues with its foreclosure against a single family home builder in the Chicagoland area.  The loan balance is approximately $1.9 million.  A second credit with this borrower involving a secured commercial real estate loan with a balance of $133,000 at September 30, 2009 continues to be paid as agreed.

·
A commercial multi-family loan secured by a property in Wisconsin is in foreclosure.  The loan balance at September 30, 2009 was $500,000.  The bank has agreed to a repayment agreement with one of the borrowers.  An initial payment of $50,000 under the agreed repayment arrangement was received in October, 2009.

The following table represents information concerning total loans and impaired loans by geographical area and the percentage of impaired loans by geographical area to total impaired loans:

Dollar amounts in thousands

	September 30, 2009			June 30, 2009			September 30, 2008
Geographical Location	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%
Illinois	$61,647	$7,844	68.73%	$65,522	$6,399	62.54%	$68,176	4,365	63.06%
Florida	899	482	4.22	905	482	4.71	3,009	2,557	36.94
Michigan	1,621	1,187	10.40	1,622	1,187	11.60	3,437	—	—
Indiana	15,803	490	4.30	15,754	715	6.99	15,003	—	—
Wisconsin	500	500	4.38	500	500	4.89	1,700	—	—
Other States Combined	2,935	910	7.97	3,122	949	9.27	3,520	—	—
Total loans	$83,405	$11,413	100.00%	$87,425	$10,232	100.00%	$94,845	$6,922	100.00%

The following table represents information concerning impaired loans by category and the percentage of impaired loans by category to total impaired loans:

Dollar amounts in thousands

	September 30, 2009		June 30, 2009		September 30, 2008
Loan Category	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired
One-to-four family loans	$1,542	13.51%	$1,219	11.91%	$2,649	38.27%
Commercial real estate loans	8,273	72.49	7,297	71.32	3,595	51.94
Multi-family loans	500	4.38	553	5.41	—	—
Commercial loans	1,072	9.39	1,136	11.10	678	9.79
Home Equity loans	26	.23	27	.26	—	—
Other	—	—	—	—	—	—
Total	$11,413	100.00%	$10,232	100.00%	$6,922	100.00%

Management recognizes that the current economic environment continues to present an extremely difficult challenge.  With the housing and credit markets dramatically impacted by the current state of the economy, management remains committed to taking an aggressive and proactive approach in continuing to closely monitor our asset quality.   We remain cognizant of the importance of building strong reserve levels in an appropriate and prudent manner given the current unstable financial environment.  Our evaluation of the adequacy of the allowance for loan losses for the quarter determined that no provision was necessary for the quarter due to a decreasing overall loan portfolio, due to payoffs, offset by an increase in impaired loan balances.  We continue to review our methodology with the adequacy in which we estimate probable losses in our loan portfolio given all the recent market disruptions being experienced.

As the tables above indicate, our nonperforming assets have steadily risen over the three quarters presented as a result of the continued weakening of the credit and housing markets.  Like many community banks, we relied on real estate secured lending as a primary type of lending.  Management has responded to the difficult economic times before us by imposing and adhering to loan policy geographic concentration and construction lending restrictions as well as continuing to enforce stricter underwriting and loan structuring covenants.

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

Delinquent Loans.  We continue to monitor the performance of our loan portfolio through regular contact with our clients, continuous management portfolio review and careful monitoring of delinquency reports and internal watch list and risk rating reports.  As the delinquent status of a loan may determine its risk rating, the allowance for loan losses may be directly affected by loans that are performing despite past due status.

The following table summarizes our delinquent loans that are past due and still accruing interest; all delinquent loans as of September 30, 2009 consist of Illinois and Indiana market area loans.  Management has determined that the increase in delinquencies at September 30, 2009, compared to June 30, 2009 and September 30, 2008, are a direct result of the rising unemployment levels impacting local residential borrowers.  Management initiates collection activity promptly and works closely with borrowers to evaluate the circumstances of delinquency to determine the appropriate resolution strategy.  Resolution strategies include (but are not limited to) collection of payments in accordance with the loan agreement, modification or restructure of the loan, forbearance, and foreclosure.

Dollar amounts in thousands

	September 30, 2009		June 30, 2009		September 30, 2008
	30-89 Days	+90 Days	30-89 Days	+90 Days	30-89 Days	+90 Days
One-to-four family loans	$393	$—	$291	$—	$753	$—
Commercial real estate loans	—	—	—	—	—	—
Multi-family loans	90	—	—	—	94	—
Commercial loans	—	—	—	48	—	—
Home equity loans	35	—	—	—	—	—
Share loans	—	—	—	—	—	—
Total loan delinquencies	$518	$—	$291	$48	$847	$—

Allowance for Loan Losses.  At September 30, 2009, the allowance for loan losses was $5,167,000 or 6.19% of the total loan portfolio.  The loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans. Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis. This includes reviewing delinquency trends, impaired loans, loan-to-value ratios, and types of collateral. Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis. Based on these factors, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at September 30, 2009.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

Specific Component of the Allowance for Loan Losses.  As disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2009, the Company changed the timing of recording charge-offs of estimated loan impairments during the fourth quarter of the 2009 fiscal year.  The Company continues to charge-off the estimated loss for loans where management deems either the timing or the repayment to be significantly impaired. The charge-off value is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to ASC 310.  Management will establish a specific reserve through the allowance for loan losses when the loss is attributed to a troubled debt restructuring or when the Company does not believe the loss to be confirmed.  At September 30, 2009, the specific component of the reserve was $374,000, an increase of $66,000 from $274,000 at June 30, 2009. The increase was due to a newly impaired commercial credit of $1,449,000 requiring a specific reserve allocation of $87,000, offset by a reduction of the specific reserve allocation of $21,000 on a previously impaired loan.

Potential Problem Loans.  In determining the adequacy of the allowance for loan losses, the Bank regularly evaluates potential problem loans as to the ability of the borrower to comply with the present loan repayment terms.  The Bank has identified one previously disclosed credit relationship about which it has concerns about the future ability of the borrower to comply with present repayment terms.  However, those concerns do not rise to the level of impairment at this time.  This relationship involves a commercial retail development loan located in Northwest Indiana with an approximate loan balance of $3.9 million at September 30, 2009.  The loan matures in March of 2010.  This loan possesses heightened credit risks due to the continuing overall national and local retail economy which continues to show contraction.  The Bank is closely monitoring this credit.

At June 30, 2009 the Bank disclosed a potential problem credit with a balance of $1.5 million.  This relationship involves a commercial real estate loan secured by a commercial office property located in the Chicago area.  The primary tenant in this multi-level office building was a financial institution that recently failed, as such, this lease space is now vacant.  The Bank has impaired this credit at September 30, 2009.  There were no potential problem credits at September 30, 2008.

Non-interest Income.  Non-interest income decreased $75,000 to $71,000 for the three-month period ended September 30, 2009 compared to $146,000 for the same period in 2008.  The decrease was primarily related to the elimination of $49,000 in earnings related to the bank owned life insurance policies. The policies were surrendered in January 2009. In addition, service charges decreased $23,000 to $62,000 for the three-month period ended September 30, 2009 compared to $84,000 for the same period in 2008.

Non-interest Expense.  Non-interest expense decreased $223,000 to $1.1 million for the three-month period ended September 30, 2009 compared to $1.3 million for the same period in 2008. The decrease was primarily due to cost savings in two areas: salaries expense and occupancy expense. Salaries and employee benefits decreased $97,000 to $533,000 for the three-month period ended September 30, 2009 from $630,000 for the same period in 2008. A decrease was recognized for the three month period, even though additional employee benefits expense of $32,000 was recorded in September, relating to the immediate vesting of restricted stock and stock options resulting from the death of a previous director. Occupancy and equipment decreased $92,000 to $147,000 for the three-month period ended September 30, 2009 from $239,000 for the same period in 2008.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, we closed our branches in Frankfort, Illinois and Schererville, Indiana on June 30, 2009, which have decreased the Bank’s operating expenses by approximately $73,000 per month.

Provision for Income Taxes.  At September 30, 2009 the Company has a valuation allowance on 100% of the deferred tax asset as the Company believes it is more likely than not that the deferred tax asset will not be recognized. The Company recognized no income tax benefit for the three months ended September 30, 2008 as the Company believed it was more likely than not that the deferred tax asset would not be recognized.

Liquidity and Capital Resources

Liquidity.  Management carefully gauges liquidity risk by measuring and monitoring our liquidity on both a short- and long-term basis, assessing and anticipating changes in our balance sheet and funding sources, and developing contingency funding plans.  After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost.  Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturities, calls and the sale of securities held in the Bank’s investment portfolio, federal fund borrowings, the Federal Reserve Discount Window, Federal Home Loan Bank (FHLB) advances, and funds provided from operations.  While maturities and scheduled amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan repayments are greatly influenced by general interest rates, economic conditions, and competition.  We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements.  FHLB advances are borrowed when in need of liquidity.

At September 30, 2009, there were $1.5 million of FHLB advances outstanding.  As of September 30, 2009, the Bank had $18.5 million in additional available credit with the FHLB based on parameters set by the FHLB. Additional stock and collateral may be purchased or provided to increase overall potential advance availability. Recently, the FHLB implemented a risk rating process which could reduce the lines of credit extended to member banks.  Following its most recent risk analysis of the Bank, FHLB imposed no additional restrictions, terms or reporting requirements on our borrowing capacity.

In an effort to develop alternative sources of liquidity, the Bank has established a relationship with the Federal Reserve Bank of Chicago and has been approved for access to the Discount Window for borrowing funds.  The funding capacity is calculated based on the value of the collateral pledged for borrowing. To date, no loan collateral has been pledged, but a $500,000 agency security was pledged temporarily to test the Bank’s ability to borrow and to process the transaction. This relationship will assist in maintaining adequate liquidity and provide an additional source for short-term funding needs.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash from (used in) operating activities were $342,000 and $(390,000) for September 30, 2009 and 2008, respectively.  Net cash from (used in) investing activities consisted primarily of proceeds from loan payoffs.  Net cash from (used in) investing activities were $4.0 million and $361,000 for September 30, 2009 and 2008, respectively.  Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and advances from borrowers for taxes and insurance.  The net cash used in financing activities was $(3.9) million and $(2.0) million at September 30, 2009 and 2008.

At September 30, 2009, the Company had no outstanding loan origination commitments, $4.8 million in unfunded lines, and letters of credit outstanding of $138,000.  In addition, as of September 30, 2009, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $23.1 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0%, and 8.0%, respectively.  At September 30, 2009, the Bank exceeded each of its capital requirements with ratios of 16.83%, 21.68%, and 23.00%, respectively.

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

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Residential mortgage, installment and other consumer loans are collectively evaluated for impairment.  Individual commercial loans are evaluated for impairment.  Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary.  The fair value of collateral-dependent loans is determined by the fair value of the underlying collateral.  The fair value of non-collateral dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations, and cash flows.

Item 1A.  Risk Factors.

The following are certain material risks that management believes are specific to the Company and its business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order. Before deciding to make an investment decision regarding our common stock, you should carefully consider the risks described below in conjunction with the other information in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009, and in this quarterly report on Form 10-Q for the quarter ended September 30, 2009. Our business, financial condition and results of operations could be adversely affected by any of the following risks or by other risks that have not been identified or that the Company may believe are immaterial or unlikely. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

The volume of our one-to-four family residential mortgages and home equity lines of credit (HELOCs) may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates. These factors could reduce our earnings and consequently our financial condition because:

·	The borrowers may not be able to repay their loans
·	The value of the collateral securing our loans to borrowers may decline further
·	The quality of our loan portfolio may decline further
·	Customers may not want or need our products and services

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

At September 30, 2009, non-performing loans (which consist of impaired loans, accruing and non-accruing loans, and loans still accruing but past due greater than 90 days) totaled $11.4 million, or 13.68% of the loan portfolio, compared to $10.2 million, or 11.76%, at June 30, 2009.  At September 30, 2009, nonperforming assets (which include other real estate owned) were $11.5 million, or 12.57% of assets, compared to $10.3 million, or 10.86% at June 30, 2009.  In addition, the Company had $518,000 in accruing loans that were 30 to 89 days delinquent at September 30, 2009, compared to $291,000 at June 30, 2009.  At September 30, 2009, we held $5.2 million of loan loss reserves, or 6.19% of total loans, and 45.27% of non-performing loans.

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

In evaluating the adequacy of the allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding the borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  In considering information about specific borrower situations, our analysis is subject to the risk that we are provided inaccurate or incomplete information.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

We test and evaluate our liquidity sources regularly, and we continue to developing alternative sources.  In the third quarter of fiscal 2009, the Bank established a relationship with the Federal Reserve Bank of Chicago and has been approved for access to the Fed’s Discount Window as an alternative source for low cost funding.  We believe this relationship will assist us in maintaining adequate liquidity and provide an additional source for short-term funding. However, there is no assurance that this funding source will be or remain available in the future.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, including the IDFR, the FDIC and the Federal Reserve.  Banking regulations are primarily intended to protect the DIF and depositors, not stockholders.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth.  If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance and our ability to pay dividends on our common stock could be materially and adversely affected.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on October 21, 2009, the following matters were submitted to and approved by a vote of stockholders:

(1)           The election of three Class II directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2012:

Directors	Votes For	Votes Withheld
Alan W. Bird	1,933,872	223,972
James A. Fitch, Jr.	2,003,448	154,396
Roger L. Hupe	2,003,550	154,294

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
John T. Dempsey	2010
Leonard Szwajkowski	2010
C. Michael McLaren	2011
Rodolfo Serna	2011

(2)           Ratification of the appointment of Crowe Horwath LLP as the Company’s independent accountants for the fiscal year ending June 30, 2010.

Total votes for	2,045,795
Total votes against	72,051
Total votes abstaining	39,999

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

Date: November 16, 2009	ROYAL FINANCIAL, INC.

	By:	/s/Leonard Szwajkowski
Leonard Szwajkowski
Chief Executive Officer and President

Date: November 16, 2009	By:	/s/Jodi A. Ojeda
Jodi A. Ojeda
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.