Form 10-Q
period 2009-12-31
ROYAL FINANCIAL, INC.
filed 2010-02-16
CIK 1303531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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
Non-accelerated filer ☐                                                                          Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 12, 2010
Common Stock, $0.01 par value	2,560,606

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-Q

For the quarterly period ended December 31, 2009

i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and June 30, 2009

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Cash and non-interest-bearing balances in financial institutions	$2,362,747	$2,764,827
Interest-bearing balances in financial institutions	548,859	401,098
Federal funds sold	62,810	6,329
Total cash and cash equivalents	2,974,416	3,172,254
Securities available-for-sale	9,404,420	3,996,370
Loans receivable, net of allowance for loan losses of $4,443,000 at December 31, 2009 and $5,225,000 at June 30, 2009	72,568,090	82,222,237
Federal Home Loan Bank stock, at cost	381,300	381,300
Premises and equipment, net	3,817,757	3,887,347
Land available for sale	689,705	686,556
Accrued interest receivable	349,189	346,716
Other real estate owned	152,225	44,000
Other assets	427,083	111,650
Total assets	$90,764,185	$94,848,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$65,312,500	$70,486,574
Advances from borrowers for taxes and insurance	477,375	591,046
Federal Home Loan Bank advances	6,600,000	3,900,000
Accrued interest payable and other liabilities	930,179	1,108,203
Common stock in ESOP subject to contingent repurchase obligation	290,950	312,110
Total liabilities	73,611,004	76,397,933
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at December 31, 2009 and June 30, 2009	26,450	26,450
Additional paid-in capital	24,826,300	24,783,189
Retained deficit	(4,859,944)	(3,426,399)
Treasury stock, 84,394 shares and 86,510 shares, at cost	(1,249,452)	(1,280,875)
Accumulated other comprehensive income (loss), net of tax	(95,580)	(2,396)
Unearned ESOP shares	(1,203,643)	(1,337,362)
Reclassification of ESOP shares	(290,950)	(312,110)
Total stockholders’ equity	17,153,181	18,450,497
Total liabilities and stockholders’ equity	$90,764,185	$94,848,430

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six months ended December 31, 2009 and 2008
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Interest income
Loans	$1,114,508	$1,434,184	$2,375,090	$2,954,647
Securities, taxable	35,897	50,793	66,397	112,784
Federal funds sold and other	554	467	778	9,234
Total interest income	1,150,959	1,485,444	2,442,265	3,076,665
Interest expense
Deposits	179,004	276,448	389,195	648,312
Federal Home Loan Bank advances and other borrowings	1,017	20,442	4,661	29,090
Total interest expense	180,021	296,890	393,856	677,402
Net interest income	970,938	1,188,554	2,048,409	2,399,263
Provision for loan losses	1,385,269	750,607	1,385,269	900,607
Net interest income after provision for loan losses	(414,331)	437,947	663,140	1,498,656
Non-interest income
Service charges on deposit accounts	60,225	70,344	122,025	154,767
Earnings on cash surrender value of life insurance	—	49,208	—	98,184
Other income	9,030	18,838	18,052	31,552
Total non-interest income	69,255	138,390	140,077	284,503
Non-interest expense
Salaries and employee benefits	532,531	606,961	1,066,003	1,237,250
Occupancy and equipment	140,876	252,112	288,238	491,221
Data processing	67,819	93,812	138,051	199,014
Professional services	154,970	189,434	340,082	374,022
Director fees	35,600	38,400	74,000	75,100
Supplies	4,750	6,697	16,152	16,726
Marketing	10,509	4,176	21,749	7,604
FDIC insurance expense	22,103	12,778	45,820	16,876
Insurance premiums	16,113	16,000	31,892	31,341
Foreclosed asset expense	72,510	10,103	78,880	21,750
Other	74,981	79,320	135,895	165,928
Total non-interest expense	1,132,762	1,309,793	2,236,762	2,636,832
Net loss	$(1,477,838)	$(733,456)	$(1,433,545)	$(853,673)
Basic and diluted loss per share	$(0.60)	$(0.31)	$(0.58)	$(0.36)
Comprehensive loss	$(1,598,763)	$(723,513)	$(1,526,729)	$(840,923)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2008
(Unaudited)

2008	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2008	$26,450	$24,672,588	$8,759,470	$12,376	$(1,604,774)	$(643,264)	$(1,326,286)	$29,896,560
Comprehensive loss:
Net income gain (loss)	—	—	(853,673)	—	—	—	—	(853,673)
Change in fair value of securities available-for-sale, net	—	—	—	12,750	—	—	—	12,750
Total comprehensive loss								(840,923)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	155,738	—	155,738
Release of 10,578 of unearned ESOP shares	—	(60,591)	—		133,706	—	—	73,115
Issuance of 5,290 shares to RRP plan	—	(15,711)	—	—	—	—	15,711	—
Stock-based compensation	—	151,056	—	—	—	—	—	151,056
Balance at December 31, 2008	$26,450	$24,747,342	$7,905,797	$25,126	$(1,471,068)	$(487,526)	$(1,310,575)	$29,435,546

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2009
(Unaudited)

2009	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2009	$26,450	$24,783,189	$(3,426,399)	$(2,396)	$(1,337,362)	$(312,110)	$(1,280,875)	$18,450,497
Comprehensive loss
Net loss	—	—	(1,433,545)	—	—	—	—	(1,433,545)
Change in fair value of securities available-for-sale, net	—	—	—	(93,184)	—	—	—	(93,184)
Total comprehensive loss								(1,526,729)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	21,160	—	21,160
Release of 10,580 of unearned ESOP shares	—	(105,259)	—	—	133,719	—	—	28,460
Issuance of 2,116 shares to RRP plan	—	(31,423)	—	—	—	—	31,423	—
Stock-based compensation	—	179,793	—	—	—	—	—	179,793
Balance at December 31, 2009	$26,450	$24,826,300	$(4,859,944)	$(95,580)	$(1,203,643)	$(290,950)	$(1,249,452)	$17,153,181

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(1,433,545)	$(853,673)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	104,629	185,875
Provision for loan losses	1,385,269	900,607
Bank-owned life insurance income	—	(98,183)
ESOP expense	28,460	73,115
Stock-based compensation	179,793	151,056
Loss on sale of real estate owned	32,614	—
Change in accrued interest receivable and other assets	(319,141)	73,522
Change in other accrued interest payable and liabilities	(178,023)	(628,140)
Net cash used in operating activities	(199,944)	(195,821)
Cash flows from investing activities
Proceeds from sales, maturities, calls, and pay downs of available for sale securities	—	3,528,337
Purchase of securities available for sale	(5,500,000)	—
Change in loans receivable	8,123,039	(1,749,470)
Purchase of Federal Home Loan Bank stock	—	(78,700)
Purchase of premises and equipment	(38,188)	(25,880)
Proceeds from sale of other real estate owned	5,000	—
Net cash from investing activities	2,589,851	1,674,287
Cash flows from financing activities
Net decrease in deposits	(5,174,074)	(12,854,268)
Proceeds from Federal Home Loan Bank advances	12,650,000	45,050,000
Repayments of Federal Home Loan Bank advances	(9,950,000)	(35,850,000)
Change in advances from borrowers for taxes and insurance	(113,671)	(72,438)
Net cash used in financing activities	(2,587,745)	(3,726,706)

Net change in cash and cash equivalents	(197,838)	(2,248,240)
Cash and cash equivalents
Beginning of the period	3,172,254	5,924,849
End of period	$2,974,416	$3,676,609

Supplemental cash flow information:
Interest paid	$397,116	$1,239,058
Supplemental noncash disclosures:
Common stock in ESOP subject to contingent repurchase obligation	$290,950	$487,526
Transfer from loan portfolio to real estate owned	$145,839	$110,250

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the six month periods ended December 31, 2009 and 2008.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s financial statements for the fiscal year ending June 30, 2010.  In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.  The Company has evaluated subsequent events for potential recognition and/or disclosure through February 16, 2010, the date the financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Significant accounting policies followed are presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Note 4 - Regulatory Actions

During the quarter ended December 31, 2009, the Illinois Department of Financial and Professional Regulation (the “IDFPR”) conducted a regularly scheduled examination of the Bank.  As a result of certain issues identified by the IDFPR during the exam, the Bank expects to enter into an informal supervisory agreement with the IDFPR and the FDIC.  Management expects the agreement to require the Bank to continue to work to reduce the Bank’s problem credits and to further develop and implement its procedures relating to the collection of delinquent loans, as well as to adopt a written plan to return the Bank to profitability.  Also, the Bank expects to be required to obtain the consent of the IDFPR and the FDIC prior to paying any dividends to the Company.  Management believes that it has already made substantial progress towards compliance with the expected terms of the agreement and that compliance with the agreement will not materially affect the Company’s business or its operations.

Note 5 - New Accounting Pronouncements

ASC Topic 825, Financial Instruments.  New authoritative guidance under ASC Topic 825 requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.  The new guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, as required ASC Topic 825.  The adoption of this new guidance at July 1, 2009 did not impact the results of operations or financial position of the Bank, as it only requires additional disclosures to the financial statements and related financial information.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified as ASC 820, Fair Value Measurements and Disclosures.  This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability.  The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this Update did not have a significant impact to the Company’s financial statements.

Note 6 - Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860, Transfers and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 is effective at the start of the fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this guidance is not expected to have a material impact upon the Company.

Note 7 - Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at:

			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
December 31, 2009
U.S. government-sponsored entities	$9,500,000	$9,404,420	$16,920	$(112,500)

June 30, 2009
U.S. government-sponsored entities	$4,000,000	$3,996,370	$9,130	$(12,760)

Debt securities issued by U.S. government-sponsored entities consist of Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Bank (FHLB), and Federal National Mortgage Association (FNMA) debt securities.

The fair value of securities available-for-sale at December 31, 2009 by contractual maturity follows.  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Due in one year or less	$—
Due from one to five years	3,013,790
Due from five to ten years	3,890,630
Due after ten years	2,500,000
Total	$9,404,420

The Bank had one security with an unrealized loss at December 31, 2009.  This security was in an unrealized loss position for less than 12 months.  At June 30, 2009, there were two securities with an unrealized loss. Both of these securities were in an unrealized loss position for less than 12 months.

Note 8 - Loans

At December 31, 2009 and June 30, 2009, loans receivable consisted of the following:

	December 31, 2009	June 30, 2009
Real estate loans:
One-to-four family	$30,249,138	$31,592,926
Commercial	34,576,053	41,291,320
Multi-family	4,115,812	4,418,550
Total real estate loans	68,941,003	77,302,796
Commercial loans	7,340,921	9,512,007
Consumer loans:
Home equity loans	635,152	514,923
Other	66,438	95,013
Total consumer loans	701,590	609,936

Loans, gross	$76,983,514	$87,424,739

Net deferred loan fees	27,576	22,498
Allowance for loan losses	(4,443,000)	(5,225,000)
Loans, net	$72,568,090	$82,222,237

A summary of changes in the allowance for loan losses for the six months ended December 31, 2009 and 2008 is as follows:

	2009	2008
Balance at beginning of period	$5,225,000	$2,060,000
Provision for loan loss	1,385,269	900,607
Charge offs	(2,168,320)	(540,607)
Recoveries	1,051	—
Balance at end of period	$4,443,000	$2,420,000

A summary of impaired and non-performing loans at December 31, 2009 and June 30, 2009 is as follows:

	December 31, 2009	June 30, 2009
Loans with allocated allowance for loan loss at period end	$168,771	$948,689
Loans with no allocated allowance for loan loss at period end	10,989,270	9,283,828
Total impaired and non-performing loans	$11,158,041	$10,232,517
Amount of the allowance for loan losses allocated to impaired loans at period end	$52,000	$274,000
Interest income recognized during impairment	—	—
Cash basis interest income recognized	—	—
Average impaired loans for the period end	$10,934,461	$10,798,286

Non-performing loans were as follows at December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Loans past due over 90 days still on accrual	$204,583	$48,000
Nonaccrual loans	$10,112,347	$9,178,000

Note 9 - Income (Loss) Per Share

Basic earnings (loss) per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding. Diluted earnings (loss) per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options. The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three and six month periods ended December 31, 2009 and 2008.  ESOP shares and restricted stock are considered outstanding for the calculations.

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Basic and diluted loss per share
Net income (loss) as reported	$(1,477,838)	$(733,456)	$(1,433,545)	$(853,673)
Weighted average common shares outstanding	2,454,266	2,397,930	2,453,458	2,394,462
Basic and diluted earnings (loss) per share	(0.60)	(0.31)	(0.58)	(0.36)

The effect of stock options was not included in the calculation of diluted loss per share for the three and six months ended December 31, 2009 and 2008 because to do so would have been anti-dilutive for all shares given the Company’s losses for the period.

Note 10 - Fair Value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements:
			Significant
		Quoted Prices in	Other
		Active Markets for	Observable
	Total Fair	Identical Assets	Inputs
	Value	(Level 1)	(Level 2)
Assets at December 31, 2009:
Securities available-for-sale
U.S. government-sponsored entities	$9,404,420	$—	$9,404,420

Assets at June 30, 2009:
Securities available-for-sale
U.S. government-sponsored entities	$3,996,370	$—	$3,996,370

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

One impaired loan, which was collateral dependent, was measured for impairment using the fair value of the collateral, had a carrying amount of $169,000 with a valuation allowance of $52,000 at December 31, 2009.  There was a $52,000 provision for loan loss for this loan during the three month period ended December 31, 2009.  At June 30, 2009 impaired loans with specific reserves approximated $949,000 with reserves of $274,000.  The dollar amount of these specific reserves are based on management’s internal discounted cash flow analyses.

Carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$2,974	$2,974	$3,172	$3,172
Securities available for sale	9,404	9,404	3,996	3,996
Loans, net	72,568	73,016	82,222	81,989
FHLB stock	381	n/a	381	n/a
Accrued interest receivable	349	349	347	347
Financial liabilities
Deposits	$(65,313)	$(66,835)	$(70,487)	$(72,128)
Federal Home Loan Bank advances	(6,600)	(6,600)	(3,900)	(3,900)
Advances from borrowers for taxes and insurance	(477)	(477)	(591)	(591)
Accrued interest payable	(23)	(23)	(26)	(26)

The methods and assumptions used to estimate fair value are as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, advances from borrowers for taxes and insurance, and variable rate loans or deposits that reprice frequently and fully.  As described in more detail above, security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit risk on loans.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The estimated fair value of FHLB advances is based on estimates of the rate the Company would pay on such funds at December 31, 2009 and June 30, 2009, applied for the time period until maturity. The fair value of off-balance-sheet items is not material.

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

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

The Company’s total assets decreased $4.1 million, or 4.31%, to $90.8 million at December 31, 2009, from $94.8 million at June 30, 2009.

Cash and cash equivalents decreased $198,000, or 6.24%, to $3.0 million at December 31, 2009 from $3.2 million at June 30, 2009.

Securities available for sale increased $5.4 million, or 135.32%, to $9.4 million at December 31, 2009 from $4.0 million at June 30, 2009.  The increase resulted from the purchase of $5.5 million of securities issued by U.S. government sponsored entities in the second quarter, offset by a decrease in the market valuation of $93,000. Low cost FHLB advances were drawn to fund this purchase.

Loans, net of allowance, decreased $9.6 million, or 11.74%, to $72.6 million at December 31, 2009, from $82.2 million at June 30, 2009.  The decrease in loans was a result of loan pay offs of $6.8 million, partially offset by loan originations of $900,000,  loan charge offs of $2.2 million, additional loan loss provision of $1.4 million and the transfer of assets from the loan portfolio to other real estate owned of $146,000 during the six month period.

Other assets increased $315,000 or 282.52% to $427,000 at December 31, 2009 from $112,000 at June 30, 2009.  The increase in other assets was primarily due to the remittance on December 30, 2009 of the required FDIC Prepaid Assessment calculated at $354,000 for the institution.

Total deposits decreased $5.2 million, or 7.34%, to $65.3 million at December 31, 2009 from $70.5 million at June 30, 2009. The decrease in deposits resulted from a decrease in transaction accounts of $2.4 million and a decrease in time deposits of $2.8 million. The decrease in time deposits was partially due to the maturity of a $1.0 million certificate of deposit held for a public entity which management chose not to renew due to the need to pay an above market interest rate in order to retain the funds.

Deposits are detailed below:

	December 31, 2009	June 30, 2009
Savings	$24,451,241	$25,684,002
NOW accounts	4,366,086	4,088,079
Non-interest bearing checking	5,379,511	5,760,935
Money market	2,377,397	3,466,828
Transaction Accounts	36,574,235	38,999,844

Certificates of deposit	22,288,293	25,013,857
IRAs	6,449,972	6,472,873
Time Deposits	28,738,265	31,486,730

Total Deposits	$65,312,500	$70,486,574

Federal Home Loan Bank advances increased $2.7 million, or 69.23%, to $6.6 million at December 31, 2009 from $3.9 million at June 30, 2009.  Lower cost FHLB advances were drawn to fund the purchase of $5.5 million in higher yielding securities in an effort to increase the net interest margin.

Total stockholders’ equity decreased $1.3 million, or 7.03%, to $17.1 million at December 31, 2009 from $18.5 million at June 30, 2009, primarily a result of the net loss of $1.4 million for the period.

Comparison of Results of Operation for the Three and Six Months Ended December 31, 2009 and 2008

General.  The net loss for the three months ended December 31, 2009 was $1.5 million, an increase in net loss of $744,000, from the same period in 2008.  The net loss for the six months ended December 31, 2009 was $1.4 million, an increase in net loss of $580,000, from the same period in 2008.  The increase in the net loss for the three months ended December 31, 2009 resulted primarily from an increase in the provision for loan losses of $635,000, a decrease in net interest income of $218,000, a decrease in non interest income of $102,000, partially offset by a decrease in non-interest expense of $210,000. The increase in net loss for the six months ended December 31, 2009 resulted primarily from an increase in the provision for loan losses of $485,000, a decrease in net interest income of $351,000 and  a decrease in non interest income of $177,000,  partially offset by a decrease in non-interest expense of $433,000.

Net Interest Income.  Net interest income decreased $218,000 for the three months ended December 31, 2009, compared to the same period in 2008.  Net interest income decreased $351,000 for the six months ended December 31, 2009 compared to the same period in 2008.  The net interest rate spread decreased to 4.17% and 4.28% for the three and six months ended December 31, 2009, respectively, from 4.40% and 4.33% for the same periods in 2008.  The net interest margin decreased to 4.50% and 4.62% for the three and six months ended December 31, 2009, respectively, from 4.81% and 4.78% for the same periods in 2008.

Interest Income.  Total interest income was $1.2 million for the three months ended December 31, 2009, a decrease of $335,000 from the same period in 2008.  Total interest income was $2.4 million for the six months ended December 31, 2009, a decrease of $634,000 from the same period in 2008.  For the three and six months ended December 31, 2009, average interest-earning assets decreased to $86.3 million and $88.7 million, respectively, from $98.8 million and $100.5 million for the same periods in 2008.  The decrease in interest income was primarily the result of a decrease in the average balance of the loan portfolio.  Loan yields decreased due to interest rate declines and an increase in non accrual loans.  Average non accrual loans during the three and six month periods ended December 31, 2009 and 2008 was $11.3 million and $9.4 million, respectively, and $10.1 million and $8.2 million with average rates of 7.92% and 8.14%, respectively, and 8.02% and 8.65%, respectively.  Non accrual loans resulted in foregone interest of $206,000 and $139,000, respectively, during the three month periods and $425,000 and $248,000, respectively, during the six month periods ended December 31, 2009 and 2008.  The yield on interest-earning assets was 5.33% and 5.50% for the three and six months ended December 31, 2009, respectively, compared to 6.01% and 6.13% for the same periods in 2008.

Interest Expense.  Total interest expense decreased $117,000 to $180,000 for the three months ended December 31, 2009 as compared to $297,000 for the three months ended December 31, 2008.  Interest expense decreased $283,000 to $394,000 for the six months ended December 31, 2009 as compared to $677,000 for the six months ended December 31, 2008.  The average cost of funds decreased to 1.16% and 1.22% for the three and six months ended December 31, 2009, respectively, compared to 1.61% and 1.80% for the same periods in 2008.  The reduction in interest expense is a direct result of the decreasing rate environment and the reduction in certificates of deposits.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three and six months ending December 31, 2009 and 2008. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Three months ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$80,284,985	$1,114,508	5.55%	$93,572,506	$1,434,184	6.13%
Securities available-for-sale(3)	4,570,652	35,897	3.14%	4,558,501	50,793	4.46%
Interest-bearing balances in financial institutions(4)	645,363	282	0.17%	38,555	54	0.56%
Federal funds sold	416,962	272	0.26%	217,513	413	0.76%
Federal Home Loan Bank stock(5)	381,300	—	—%	430,840	—	—%
Total interest-earning assets	86,299,262	1,150,959	5.33%	98,817,915	1,485,444	6.01%
Noninterest-earning assets	2,494,301			12,912,951
Total assets	$88,793,563			$111,730,866
Interest-bearing liabilities:
Interest-bearing deposits	61,059,869	179,004	1.17%	66,711,955	276,448	1.66%
FHLB advances	957,609	969	0.40%	7,142,391	20,007	1.12%
Federal funds purchased	27,243	48	0.70%	116,300	435	1.49%
Total interest-bearing liabilities	62,044,721	180,021	1.16%	73,970,646	296,890	1.61%
Noninterest-bearing liabilities	8,636,270			7,654,326
Total equity capital(6)	18,112,572			30,105,894
Total liabilities and equity capital	$88,793,563			$111,730,866
Net average interest-earning assets	$24,254,541			$24,847,269
Net interest income; interest rate spread(7)		$970,938	4.17%		$1,188,554	4.40%
Net interest margin(8)			4.50%			4.81%

	Six months ended December 31,
	2009			2008

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$83,260,468	$2,375,090	5.71%	$93,942,058	$2,954,647	6.29%
Securities available-for-sale(3)	4,285,326	66,397	3.10%	5,107,986	112,784	4.42%
Interest-bearing balances in financial institutions(4)	526,091	447	0.17%	53,329	385	1.44%
Federal funds sold	284,525	331	0.23%	943,426	8,849	1.88%
Federal Home Loan Bank stock(5)	381,300	—	—%	406,070	—	—%
Total interest-earning assets	88,737,710	2,442,265	5.50%	100,452,869	3,076,665	6.13%
Noninterest-earning assets	2,428,914			12,763,742
Total assets	$91,166,624			$113,216,611
Interest-bearing liabilities:
Interest-bearing deposits	62,854,453	389,195	1.24%	70,758,764	648,312	1.83%
FHLB advances	1,857,609	4,590	0.49%	4,280,435	28,081	1.31%
Federal funds purchased	20,844	71	0.68%	104,195	1,009	1.94%
Total interest-bearing liabilities	64,732,906	393,856	1.22%	75,143,394	677,402	1.80%
Noninterest-bearing liabilities	8,113,441			7,996,144
Total equity capital(6)	18,320,277			30,077,073
Total liabilities and equity capital	$91,166,624			$113,216,611
Net average interest-earning assets	$24,004,804			$25,309,475
Net interest income; interest rate spread(7)		$2,048,409	4.28%		$2,399,263	4.33%
Net interest margin(8)			4.62%			4.78%

(1)	Yields and rates have been annualized where appropriate.
(2)
Includes non-accrual loans. Interest foregone on non-accrual loans was $206,000 and $139,000 for three months ended December 31, 2009 and 2008, respectively. Interest foregone on non-accrual loans was $425,000 and $248,000 for the six months ended December 31, 2009 and 2008, respectively.

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

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past-due or classified loans, the status of past-due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other qualitative and environmental factors related to the collectability of the loan portfolio.  Generally, groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors as well as more current loss experience over the last six quarters, which management feels is more indicative of the current economic cycle, and peer group data adjusted for current economic conditions.  Homogenous loans that are risk rated special mention, substandard, or doubtful are evaluated in the same manner except for the utilization of increased qualitative factors. Certain homogenous loans may be specifically evaluated for impairment based on the loan’s individual facts and circumstances. Large, more complex loans, such as multi-family and larger commercial real estate loans, are evaluated individually for impairment and specific reserves are allocated when necessary.

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

Management continues to evaluate the manner in which the Bank estimates probable incurred losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

  The allowance for loan losses was $4.4 million, or 5.77% of total loans, at December 31, 2009, as compared to $5.2 million, or 5.98% of total loans, at June 30, 2009.  Included in the allowance for loan loss balance were specific allocations to impaired loans of $52,000 at December 31, 2009 and $274,000 at June 30, 2009.  Management believes that, as of December 31, 2009, the allowance for loan losses was adequate to cover probable incurred losses.

We recorded a $1.4 million provision for loan losses during the three and six months ended December 31, 2009 and gross charge-offs of $2.1 million and $2.2 million, respectively. The following is a discussion of the $2.1 million of loan charge offs for the quarter ended December 31, 2009:

•
Approximately $250,000 of the total charge-off amount was related to one commercial lease involving a wholesale jeweler located in the state of New Jersey which had a $250,000 loan balance and an associated $250,000 specific reserve previously allocated.

•
A $3.8 million commercial real estate loan involving a commercial retail development located in Northwest Indiana was identified as impaired during the quarter.  In connection with the scheduled maturity of this loan on March 6, 2010, the Bank obtained an updated appraisal during the quarter which indicated a significant decline in the collateral value.  Due to the lack of sales activity relating to similar commercial real estate properties and the decline in value as reflected in the updated appraisal, the Bank deemed the loan impaired and charged off $1.2 million.  The remaining balance of $2.6 million is supported by the recent appraisal and the Bank is currently in workout for this credit and may consider a deed in lieu to resolve the matter efficiently.

•
During the quarter management restructured a commercial real estate loan, secured by a commercial office property located in the Chicago area, as a troubled debt restructured note. Restructure was necessary due to the borrower losing its primary tenant (a failed financial institution) which  had a negative impact on the cash flows that had previously supported the loan; in addition there was a steep decline in the collateral value based on an updated appraisal obtained during the quarter.  As a result, management charged off $463,000.

•
A $176,000 commercial loan involving a retail business in the south suburbs of Chicago that closed its operations due to weak operating results caused by the current recession was deemed impaired during the quarter.  Upon management’s receipt of updated appraisals obtained in January, 2010 on residences that primarily secure this credit, a significant deterioration in those residential values warranted a charge-off of $113,000.  Management is negotiating viable workout strategies, including liquidation of all existing collateral, with the borrower.

•	The remaining charge-offs were attributed to residential 1-4 family loans.

Impaired Loans.  As of December 31, 2009, the Bank’s total impaired loans were $11.2 million. Non accrual impaired loans were $10.1 million while $1.1 million impaired loans were still accruing interest, compared to $9.2 million impaired non accrual loans and $1.1 million still accruing interest at June 30, 2009.  Non accrual loans resulted in foregone interest of approximately $206,000 for the three months ended December 31, 2009, compared to $139,000 for the same period in 2008. Non accrual loans resulted in foregone interest of approximately $425,000 for the six months ended December 31, 2009, compared to $248,000 for the same period in 2008.

The bank had 22 impaired credit relationships, totaling $11.2 million as of December 31, 2009, compared to 23 impaired credit relationships, totaling $10.2 million, as of June 30, 2009.  During the three months ended December 31, 2009, three additional loans totaling $2.9 million were identified as impaired and one loan totaling $200,000 was paid off.  Of the $2.9 million newly identified impaired loans during the quarter, approximately $2.6 million is related to the commercial real estate loan newly identified as impaired involving a commercial retail development located in Northwest Indiana discussed above as a potential problem credit.

The following is a discussion of select previously disclosed impaired loans.

•
Two relationships with an aggregate outstanding balance of $390,000 involving separate commercial real estate participations for properties located in Florida; both loans are secured by ocean front properties and remain in foreclosure.

•
Two separate loan participations with different lead banks both involving hotel complex property continue to be negatively impacted by the current economy.  A forbearance agreement has been executed relating to the first loan and the borrower on the second loan has filed for bankruptcy.  The aggregate outstanding balance of these two loans is $1.4 million.

•
The bank continues foreclosure procedures against a single family home builder in the Chicagoland area.  The loan balance is approximately $1.9 million.  A second credit with this borrower involving a secured commercial real estate loan with a balance of $128,000 at December 31, 2009 continues to be paid as agreed.

•	A commercial multi-family loan secured by a property located in Wisconsin is paying as agreed under a repayment arrangement. The loan balance at December 31, 2009 was $443,000.

•
The Bank restructured a commercial real estate loan secured by a commercial office property located in the Chicago area where the primary tenant in this multi-level office building was a financial institution that recently failed.  This lease space remains vacant.  The loan balance at December 31, 2009 was $986,000.

The following table represents information concerning total loans and impaired loans by geographical area and the percentage of impaired loans by geographical area to total impaired loans:

Dollar amounts in thousands

	December 31, 2009			June 30, 2009			December 31, 2008
Geographical Location	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%
Illinois	$57,322	$5,184	46.46%	$65,522	$6,399	62.54%	$68,247	$6,765	56.74%
Florida	798	390	3.50	905	482	4.71	2,613	2,171	18.21
Michigan	1,391	1,187	10.64	1,622	1,187	11.60	3,425	2,986	25.05
Indiana	14,541	3,331	29.86	15,754	715	6.99	14,670	—	—
Wisconsin	443	443	3.97	500	500	4.89	1,700	—	—
Other States Combined	2,488	623	5.57	3,122	949	9.27	3,279	—	—
Total loans	$76,983	$11,158	100.00%	$87,425	$10,232	100.00%	$93,934	$11,922	100.00%

The following table represents information concerning impaired loans by category and the percentage of impaired loans by category to total impaired loans:

Dollar amounts in thousands

	December 31, 2009		June 30, 2009		December 31, 2008
Loan Category	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired
One-to-four family loans	$821	7.36%	$1,219	11.91%	$2,476	22.06%
Commercial real estate loans	9,061	81.21	7,297	71.32	8,845	72.98
Multi-family loans	443	3.97	553	5.41	—	—
Commercial loans	808	7.24	1,136	11.10	601	4.96
Home Equity loans	25	0.22	27	0.26	—	—
Other	—	—	—	—	—	—
Total	$11,158	100.00%	$10,232	100.00%	$11,922	100.00%

Management recognizes that the current economic environment continues to present an extremely difficult challenge to many of its borrowers.  With the housing and credit markets dramatically impacted by the current state of the economy, management remains committed to continuing to take an aggressive and proactive approach in continuing to closely monitor our asset quality. We remain cognizant of the importance of building strong reserve levels in an appropriate and prudent manner given the current unstable financial environment.  We continue to review our methodology with the adequacy in which we estimate probable losses in our loan portfolio given all the recent market disruptions being experienced.

As the tables above indicate, the dollar amount of our nonperforming assets has remained relatively consistent over the last three quarters. Like many community banks, we rely on real estate secured lending as our primary type of lending.  Management has responded to the difficult economic times before us by imposing and adhering to loan policy geographic concentration and construction lending restrictions as well as continuing to enforce stricter underwriting and loan structuring covenants.

Management identifies nonperforming loans proactively and aggressively.   These loans include nonaccrual loans and accruing loans that are 90 days or more delinquent and are well secured.  Loans in this category include those with risk characteristics such as past maturity more than 90 days, those that have payments past due more than 90 days, those where the borrower has experienced recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.  Management does not consider extension or renewals of credits with these characteristics.

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

The following table summarizes our delinquent loans that are past due and still accruing interest, including those that are 90 days or more past due and well secured; all delinquent loans as of December 31, 2009 consist of Illinois and Indiana market area loans.  Management has determined that the increase in delinquencies at December 31, 2009, compared to June 30, 2009 and December 31, 2008, is a direct result of the rising unemployment levels impacting local residential borrowers.  Management initiates collection activity promptly and works closely with borrowers to evaluate the circumstances of delinquency to determine the appropriate resolution strategy.  Resolution strategies include (but are not limited to) collection of payments in accordance with the loan agreement, modification or restructure of the loan, forbearance, and foreclosure. These strategies are managed by a dedicated workout specialist.

Dollar amounts in thousands

	December 31, 2009		June 30, 2009			December 31, 2008
	30-89 Days	+90 Days	30-89 Days	+90 Days		30-89 Days	+90 Days

One-to-four family loans	$1,115	$203	$291	$		$2,396	$87
Commercial real estate loans	69	—	—		—	254	—
Multi-family loans	330	—	—		—	333	—
Commercial loans	1,754	—	—		48	53	—
Home equity loans	47	—	—		—	65	—
Share loans	13	2	—		—	2	—
Total loan delinquencies	$3,328	$205	$291		$48	$3,104	$87

Included in the 30-89 days past due is a $1.7 million commercial loan that matured in November of 2009.  The Bank is in the process of completing its due diligence and expects to renew this credit.  In addition, a principal reduction of $600,000 was received on this loan subsequent to December 31, 2009.

Allowance for Loan Losses.  At December 31, 2009, the allowance for loan losses was $4,443,000 or 5.77% of the total loan portfolio.  The loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans. Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis. This includes reviewing delinquency trends, impaired loans, loan-to-value ratios, and types of collateral. Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis. Based on these factors, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at December 31, 2009.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

Specific Component of the Allowance for Loan Losses.  As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, the Company changed the timing of recording charge-offs of estimated loan impairments during the fourth quarter of the 2009 fiscal year.  The Company continues to charge-off the estimated loss for loans where management deems either the timing or the repayment to be significantly impaired. The charge-off value is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to ASC 310.  The collateral value is based on a recent appraisal, if the Bank has full control of the asset, or stressing of an existing appraised value based upon current market conditions.  Charge-off and non-accrual policies are essentially treated similarly for all loans types.  Management will establish a specific reserve through the allowance for loan losses when the loss is attributed to a troubled debt restructuring or when the Company does not believe the loss to be confirmed.  At December 31, 2009, the specific component of the reserve was $52,000, a decrease of $222,000 from $274,000 at June 30, 2009. The decrease was primarily due to the full charge off of $250,000 for an impaired lease in which the entire amount was held as a specific reserve on June 30, 2009.

Potential Problem Loans.  In determining the adequacy of the allowance for loan losses the Bank regularly evaluates potential problem loans as to the ability of the borrower to comply with the present loan repayment terms.  The Bank has identified two previously undisclosed credit relationships about which it has concerns about the future ability of the borrower to comply with present repayment terms.  However, management does not believe those concerns necessitate considering the credits impaired at this time.  These two residential mortgage loans with an aggregate balance of $194,000 possess heightened credit risks due to the continuing high local unemployment levels.  The bank is closely monitoring these two credits.

At September 30, 2009 the Bank disclosed a potential problem credit with a balance of $3.8 million. This relationship involves a commercial retail development loan located in Northwest Indiana with an approximate loan balance of $2.6 million, net of the $1.2 million charge off, at December 31, 2009.  The loan matures in March of 2010.  The Bank is considering a deed in lieu of foreclosure as a viable collection strategy.  The Bank considers this credit impaired and charged off $1.2 million as of December 31, 2009.

Non-interest Income.  Non-interest income decreased $102,000 to $37,000 for the three-month period ended December 31, 2009 compared to $138,000 for the same period in 2008. Non-interest income decreased $77,000 to $107,000 for the six-month period ended December 31, 2009 compared to $284,000 for the same period in 2008.  The decrease was primarily related to the elimination of earnings related to the bank owned life insurance policies of $49,000 and $98,000 recognized in the prior periods. The policies were surrendered in January 2009. In addition, service charges decreased $10,000 to $60,000 for the three-month period and $33,000 to $122,000 for the six-month period ended December 31, 2009 compared to $70,000 and $155,000, respectively, for the same periods in 2008.  Additionally, the Bank recognized a loss of $33,000 on the sale of other real estate owned for the three and six month periods ended December 31, 2009 as compared to no losses in the same periods in 2008.

Non-interest Expense.  Non-interest expense decreased $210,000 to $1.1 million for the three-month period ended December 31, 2009 compared to $1.3 million for the same period in 2008. Non-interest expense decreased $433,000 to $2.2 million for the six-month period ended December 31, 2009 compared to $2.6 million for the same period in 2008. The decrease was primarily due to cost savings in two areas: salaries expense and occupancy expense. Salaries and employee benefits decreased $74,000 to $533,000 for the three-month period ended December 31, 2009 from $607,000 for the same period in 2008. Salaries and employee benefits decreased $171,000 to $1,066,000 for the six-month period ended December 31, 2009 from $1,237,000 for the same period in 2008. A decrease was recognized for the six-month period even though additional employee benefits expense of $32,000 was recorded in September relating to the immediate vesting of restricted stock and stock options resulting from the death of a previous director. Occupancy and equipment decreased $111,000 to $141,000 for the three-month period ended December 31, 2009 from $252,000 for the same period in 2008. Occupancy and equipment decreased $203,000 to $288,000 for the six-month period ended December 31, 2009 from $491,000 for the same period in 2008. As previously disclosed, two branches, one located in Frankfort, Illinois and one in Schererville, Indiana, were closed on June 30, 2009.  As a result, the Bank’s operating expenses have decreased approximately $73,000 per month.

Provision for Income Taxes.  At December 31, 2009 the Company has a valuation allowance on 100% of the deferred tax asset as the Company believes it is more likely than not that the deferred tax asset will not be recognized. The valuation allowance for the deferred tax asset was recorded at June 30, 2009 and resulted in additional expense of approximately $277,000 for the 2009 fiscal year. The Company recognized no income tax benefit for the three and six months ended December 31, 2009 as the Company believed it was more likely than not that the deferred tax asset would not be recognized.

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

At December 31, 2009, there were $6.6 million of FHLB advances outstanding.  As of December 31, 2009, the Bank had $11.4 million in additional available credit with the FHLB based on parameters set by the FHLB. Additional stock and collateral may be purchased or provided to increase overall potential advance availability. Recently, the FHLB implemented a risk rating process which could reduce the lines of credit extended to member banks.  Following its most recent risk analysis of the Bank, FHLB imposed no additional restrictions, terms or reporting requirements on our borrowing capacity.

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

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities were $199,994 and $195,821 for December 31, 2009 and 2008, respectively.  Net cash from investing activities consisted primarily of proceeds from loan payoffs, partially offset by activity in the securities portfolio.  Net cash from investing activities were $2.6 million and $1.7 million for December 31, 2009 and 2008, respectively.  Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and advances from borrowers for taxes and insurance.  The net cash used in financing activities was $2.7 million and $3.7 million at December 31, 2009 and 2008.

At December 31, 2009, the Company had $243,000 in outstanding loan origination commitments, $3.7 million in unfunded lines, and letters of credit outstanding of $138,000.  In addition, as of December 31, 2009, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $22.4 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB are available as an additional source of funds.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0%, and 8.0%, respectively.  At December 31, 2009, the Bank exceeded each of its capital requirements with ratios of 16.27%, 21.21%, and 22.53%, respectively.

Regulatory Matters

During the quarter ended December 31, 2009, the Illinois Department of Financial and Professional Regulation (the “IDFPR”) conducted a regularly scheduled examination of the Bank.  As a result of certain issues identified by the IDFPR during the exam, the Bank expects to enter into an informal supervisory agreement with the IDFPR and the FDIC.  Management expects the agreement to require the Bank to continue to work to reduce the Bank’s problem credits and to further develop and implement its procedures relating to the collection of delinquent loans, as well as to adopt a written plan to return the Bank to profitability.  Also, the Bank expects to be required to obtain the consent of the IDFPR and the FDIC prior to paying any dividends to the Company.  Management believes that it has already made substantial progress towards compliance with the expected terms of the agreement and that compliance with the agreement will not materially affect the Company’s business or its operations.

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

Allowance for Loan Losses.  The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans, taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay.  Determination of the allowance is inherently subjective due to the above mentioned reasons.  Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely.  Recoveries of amounts previously charged off are credited to the allowance.  Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements, or servicing agreements, are classified with other liabilities.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.                      Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations, and cash flows.

Item 1A.                      Risk Factors

The following are certain material risks that management believes are specific to the Company and its business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order. Before deciding to make an investment decision regarding our common stock, you should carefully consider the risks described below in conjunction with the other information in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009, and in this quarterly report on Form 10-Q for the quarter ended December 31, 2009. Our business, financial condition and results of operations could be adversely affected by any of the following risks or by other risks that have not been identified or that the Company may believe are immaterial or unlikely. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

At December 31, 2009, our non-performing loans (which consist of impaired loans, accruing and non-accruing loans, and loans still accruing but past due greater than 90 days) totaled $11.4 million, or 14.75% of our loan portfolio.  At December 31, 2009, our non-performing assets (which include other real estate owned) were $11.5 million, or 12.69% of assets.  In addition, we had $3.3 million in accruing loans that were 30 to 89 days delinquent at December 31, 2009.  At December 31, 2009, we held $4.4 million of loan loss reserves, or 5.77% of total loans, and 39.10% of non-performing loans.

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

We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

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

We test and evaluate our liquidity sources regularly, and we continue to develop alternative sources.  In the third quarter of fiscal 2009, the Bank established a relationship with the Federal Reserve Bank of Chicago and has been approved for access to the Fed’s Discount Window as an alternative source for low cost funding.  We believe this relationship will assist us in maintaining adequate liquidity and provide an additional source for short-term funding. However, there is no assurance that this funding source will be or remain available in the future.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.  On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the current crisis in the financial sector.  The Treasury and various banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system.  On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act.  There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act, and the various programs implemented in association with these legislative efforts, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act and the associated programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

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

During the quarter ended December 31, 2009, the Illinois Department of Financial and Professional Regulation (the “IDFPR”) conducted a regularly scheduled examination of the Bank.  As a result of certain issues identified by the IDFPR during the exam, the Bank expects to enter into an informal supervisory agreement with the IDFPR and the FDIC.  Management expects the agreement to require the Bank to continue to work to reduce the Bank’s problem credits and to further develop and implement its procedures relating to the collection of delinquent loans, as well as to adopt a written plan to return the Bank to profitability.  Also, the Bank expects to be required to obtain the consent of the IDFPR and the FDIC prior to paying any dividends to the Company.  Management believes that it has already made substantial progress towards compliance with the expected terms of the agreement and that compliance with the agreement will not materially affect the Company’s business or its operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: February 16, 2010	ROYAL FINANCIAL, INC. By: /s/ Leonard Szwajkowski Leonard Szwajkowski Chief Executive Officer and President
Date: February 16, 2010	By: /s/ Jodi A. Ojeda Jodi A. Ojeda Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.