Form 10-Q
period 2010-03-31
ROYAL FINANCIAL, INC.
filed 2010-05-17
CIK 1303531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2010
Common Stock, $0.01 par value	2,562,606

ROYAL FINANCIAL, INC. AND SUBSIDIARY

FORM 10-Q

For the quarterly period ended March 31, 2010

i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2010 and June 30, 2009

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
Cash and non-interest-bearing balances in financial institutions	$2,132,463	$2,764,827
Interest-bearing balances in financial institutions	752,573	401,098
Federal funds sold	—	6,329
Total cash and cash equivalents	2,885,036	3,172,254
Securities available-for-sale	5,438,275	3,996,370
Loans receivable, net of allowance for loan losses of $4,070,000 at March 31, 2010 and $5,225,000 at June 30, 2009	68,475,155	82,222,237
Federal Home Loan Bank stock, at cost	381,300	381,300
Premises and equipment, net	3,777,360	3,887,347
Land available for sale	686,556	686,556
Accrued interest receivable	326,668	346,716
Other real estate owned	294,339	44,000
Other assets	449,430	111,650

Total assets	$82,714,119	$94,848,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$64,322,323	$70,486,574
Advances from borrowers for taxes and insurance	255,851	591,046
Federal Home Loan Bank advances	150,000	3,900,000
Federal funds purchased	67,561	—
Accrued interest payable and other liabilities	733,823	1,108,203
Common stock in ESOP subject to contingent repurchase obligation	243,340	312,110
Total liabilities	65,772,898	76,397,933
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; no issues are outstanding	—	—
Common stock, $.01 par value per share, authorized 5,000,000 shares, 2,645,000 shares issued at March 31, 2010 and June 30, 2009	26,450	26,450
Additional paid-in capital	24,812,166	24,783,189
Retained deficit	(5,235,863)	(3,426,399)
Treasury stock, 82,394 shares and 86,510 shares, at cost	(1,219,752)	(1,280,875)
Accumulated other comprehensive loss	(61,725)	(2,396)
Unearned ESOP shares	(1,136,715)	(1,337,362)
Reclassification of ESOP shares	(243,340)	(312,110)
Total stockholders’ equity	16,941,221	18,450,497

Total liabilities and stockholders’ equity	$82,714,119	$94,848,430

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Interest income
Loans	$989,884	$1,232,627	$3,364,974	$4,187,274
Securities, taxable	81,072	32,164	147,469	144,949
Federal funds sold and other	343	269	1,121	9,502
Total interest income	1,071,299	1,265,060	3,513,564	4,341,725
Interest expense
Deposits	146,662	235,786	535,857	884,099
Federal Home Loan Bank advances and other borrowings	4,366	4,860	9,028	33,949
Total interest expense	151,028	240,646	544,885	918,048
Net interest income	920,271	1,024,414	2,968,679	3,423,677
Provision for loan losses	360,393	1,939,493	1,745,662	2,840,100
Net interest income after provision for loan losses	559,878	(915,079)	1,223,017	583,577
Non-interest income
Service charges on deposit accounts	50,856	64,130	172,881	218,897
Earnings on cash surrender value of life insurance	—	16,683	—	114,866
Gain on sale of securities	—	53,364	—	53,364
Other income	10,163	10,069	28,215	41,622
Total non-interest income	61,019	144,246	201,096	428,749
Non-interest expense
Salaries and employee benefits	507,190	590,916	1,573,193	1,828,167
Occupancy and equipment	168,858	256,022	457,096	747,243
Data processing	63,017	94,610	201,068	293,624
Professional services	78,533	163,425	418,615	537,447
Director fees	34,200	38,400	108,200	113,500
Supplies	12,072	13,514	36,864	30,240
Marketing	7,899	992	29,647	8,596
FDIC insurance expense	39,909	70,824	85,729	87,700
Insurance premiums	15,229	15,703	47,122	47,043
Foreclosed asset expense	41,558	25,670	120,438	47,420
Other	28,350	166,439	155,605	332,366
Total non-interest expense	996,815	1,436,515	3,233,577	4,073,346
Net loss	$(375,918)	$(2,207,348)	$(1,809,464)	$(3,061,020)

Basic and diluted loss per share	$(0.13)	$(0.92)	$(0.74)	$(1.28)
Comprehensive loss	$(435,247)	$(2,224,488)	$(1,868,793)	$(3,065,410)

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2009
(Unaudited)

2009	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2008	$26,450	$24,672,588	$8,759,470	$12,376	$(1,604,774)	$(643,264)	$(1,326,286)	$29,896,560
Comprehensive loss:
Net loss	—	—	(3,061,020)	—	—	—	—	(3,061,020)
Change in fair value of securities available-for-sale, net	—	—	—	(4,390)	—	—	—	(4,390)

Total comprehensive loss								(3,065,410)

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	261,326	—	261,326
Release of 15,870 of unearned ESOP shares	—	(102,800)	—	—	200,558	—	—	97,758

Issuance of 3,058 shares to RRP plan	—	(45,411)	—	—	—	—	45,411	—

Stock-based compensation	—	228,050	—	—	—	—	—	228,050

Balance at March 31, 2009	$26,450	$24,747,427	$5,698,450	$7,986	$(1,404,216)	$(381,938)	$(1,280,875)	$27,418,284

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2010
(Unaudited)

2010	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Treasury Stock	Total
Balance at July 1, 2009	$26,450	$24,783,189	$(3,426,399)	$(2,396)	$(1,337,362)	$(312,110)	$(1,280,875)	$18,450,497
Comprehensive loss:

Net loss	—	—	(1,809,464)	—	—	—	—	(1,809,464)
Change in fair value of securities available-for-sale, net	—	—	—	(59,329)	—	—	—	(59,329)

Total comprehensive loss								(1,868,793)

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	68,770	—	68,770
Release of 15,870 of unearned ESOP shares	—	(161,289)	—	—	200,647	—	—	39,358

Issuance of 4,116 shares to RRP plan	—	(61,123)	—	—	—	—	61,123	—

Stock-based compensation	—	251,389	—	—	—	—	—	251,389

Balance at March 31, 2010	$26,450	$24,812,166	$(5,235,863)	$(61,725)	$(1,136,715)	$(243,340)	$(1,219,752)	$16,941,221

See accompanying notes to these unaudited consolidated financial statements.

ROYAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(1,809,464)	$(3,061,020)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	158,892	277,728
Provision for loan losses	1,745,662	2,840,100
Bank-owned life insurance income	—	(114,866)
Gain on sale of securities	—	(53,364)
ESOP expense	39,358	97,759
Stock-based compensation	251,389	228,050
Loss on sale of real estate owned	30,587	—
Change in accrued interest receivable and other assets	(282,744)	14,456
Change in other accrued interest payable and liabilities	(343,041)	(555,902)
Net cash used in operating activities	(209,361)	(327,059)
Cash flows from investing activities
Proceeds from maturities, calls, and pay downs of available for sale securities	4,000,000	4,146,030
Proceeds from sale of available for sale securities	—	3,688,992
Purchase of available for sale securities	(5,500,000)	(4,000,000)
Change in loans receivable	11,675,581	413,630
Purchase of Federal Home Loan Bank stock	—	(78,700)
Purchase of premises and equipment	(48,905)	(33,121)
Proceeds from sale of other real estate owned	44,913	—
Proceeds from surrender of bank-owned life insurance	—	5,048,588
Net cash from investing activities	10,171,589	9,185,419
Cash flows from financing activities
Net decrease in deposits	(6,164,251)	(12,954,570)
Proceeds from Federal Home Loan Bank advances	41,050,000	76,550,000
Repayments of Federal Home Loan Bank advances	(44,800,000)	(74,950,000)
Change in advances from borrowers for taxes and insurance	(335,195)	(246,124)
Net cash used in financing activities	(10,249,446)	(11,600,694)
Net change in cash and cash equivalents	(287,218)	(2,742,334)
Cash and cash equivalents
Beginning of the period	3,172,254	5,924,849

End of period	$2,885,036	$3,182,515
Supplemental cash flow information:
Interest paid	$550,141	$1,502,045
Supplemental noncash disclosures:
Common stock in ESOP subject to contingent repurchase obligation	$243,340	$381,938

Transfer from loan portfolio to real estate owned	$325,839	$434,250

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Financial, Inc. (the “Company”) and its wholly owned subsidiary, the Bank, as of and for the three and nine month periods ended March 31, 2010 and 2009.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Note 4 - Regulatory Actions

As previously disclosed, at December 31, 2009, the Illinois Department of Financial and Professional Regulation (the “IDFPR”) conducted a regularly scheduled examination of the Bank.  As a result of certain issues identified by the IDFPR during the exam, the Bank expects to enter into an informal supervisory agreement with the IDFPR and the FDIC.  Management continues to expect the agreement to require the Bank to continue to work to reduce the Bank’s problem credits and to further develop and implement its procedures relating to the collection of delinquent loans, as well as to adopt a written plan to return the Bank to profitability.  Also, the Bank continues to expect to be required to obtain the consent of the IDFPR and the FDIC prior to paying any dividends to the Company.  Management believes that it has already made substantial progress towards compliance with the expected terms of the agreement and that compliance with the agreement will not materially affect the Company’s business or its operations.

The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0%, and 8.0%, respectively.  At March 31, 2010, the Bank exceeded each of its capital requirements with ratios of 16.15%, 22.36%, and 23.67%, respectively.

Note 5 - New Accounting Pronouncements

ASC Topic 825, Financial Instruments.  New authoritative guidance under ASC Topic 825 requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.  The new guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, as required by ASC Topic 825.  The adoption of this new guidance at July 1, 2009 did not impact the results of operations or financial position of the Bank, as it only requires additional disclosures to the financial statements and related financial information.

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

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Increased disclosures regarding the level three - fair value reconciliation are required for fiscal years beginning after December 15, 2010.

Note 6 - Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U.S. government-sponsored entities	$5,500,000	$13,275	$(75,000)	$5,438,275
June 30, 2009
U.S. government-sponsored entities	$4,000,000	$9,130	$(12,760)	$3,996,370

Debt securities issued by U.S. government-sponsored entities consist of Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Bank (FHLB), and Federal National Mortgage Association (FNMA) debt securities.

Securities available-for-sale at March 31, 2010 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	3,000,000	2,925,000
Due from five to ten years	2,500,000	2,513,275
Due after ten years	—	—

Total	$5,500,000	$5,438,275

The Bank had one security with an unrealized loss at March 31, 2010.  This security was in an unrealized loss position for less than 12 months.  At June 30, 2009, there were two securities with an unrealized loss.  Both of these securities were in an unrealized loss position for less than 12 months.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired.

Note 7 - Loans

At March 31, 2010 and June 30, 2009, loans receivable consisted of the following:

	March 31, 2010	June 30, 2009
Real estate loans:
One-to-four family	$28,458,617	$31,592,926
Commercial	33,639,952	41,291,320
Multi-family	3,976,531	4,418,550
Total real estate loans	66,075,100	77,302,796
Commercial loans	5,639,825	9,512,007
Consumer loans:
Home equity loans	743,569	514,923
Other	54,876	95,013
Total consumer loans	798,445	609,936
Loans, gross	72,513,370	87,424,739

Net deferred loan fees	31,785	22,498
Allowance for loan losses	(4,070,000)	(5,225,000)

Loans, net	$68,475,155	$82,222,237

A summary of changes in the allowance for loan losses for the nine months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Balance at beginning of period	$5,225,000	$2,060,000
Provision for loan loss	1,745,662	2,840,100
Charge offs	(2,903,021)	(771,100)
Recoveries	2,359	—

Balance at end of period	$4,070,000	$4,129,000

A summary of impaired and non-performing loans at March 31, 2010 and June 30, 2009 is as follows:

	March 31, 2010	June 30, 2009
Loans with allocated allowance for loan loss at period end	$320,751	$948,689
Loans with no allocated allowance for loan loss at period end	10,469,368	9,283,828

Total impaired and non-performing loans	$10,790,119	$10,232,517
Amount of the allowance for loan losses allocated to impaired loans at period end	$110,000	$274,000
Interest income recognized during impairment	—	—
Cash basis interest income recognized	—	—

Average impaired loans for the period end	$10,974,080	$10,798,286

Non-performing loans were as follows at March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Loans past due over 90 days still on accrual	$152,188	$48,000
Nonaccrual loans	$10,790,119	$9,178,000

Note 8 - Loss Per Share

Basic loss per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding.  Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options.  The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three and nine month periods ended March 31, 2010 and 2009.  ESOP shares and restricted stock are considered outstanding for the calculations.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Basic and diluted loss per share
Net loss as reported	$(375,918)	$(2,207,348)	$(1,809,464)	$(3,061,020)
Weighted average common shares outstanding	2,455,256	2,400,778	2,454,218	2,396,524
Basic and diluted loss per share	$(0.13)	$(0.92)	$(0.74)	$(1.28)

The effect of stock options was not included in the calculation of diluted loss per share for the three and nine months ended March 31, 2010 and 2009 because to do so would have been anti-dilutive for all shares given the Company’s losses for the period.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets at March 31, 2010:
Securities available-for-sale,
U.S. government-sponsored entities	$5,438,275	$—	$5,438,275
Assets at June 30, 2009:
Securities available-for-sale
U.S. government-sponsored entities	$3,996,370	$—	$3,996,370

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

Two impaired loans that were collateral dependent were measured for impairment using the fair value of the collateral and had a total carrying amount of $320,751 with a total valuation allowance of $110,000 at March 31, 2010.  At June 30, 2009 impaired loans with specific reserves were $948,689 with a valuation allowance of $274,000.

Carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,885	$2,885	$3,172	$3,172
Securities available for sale	5,438	5,438	3,996	3,996
Loans, net	68,475	68,746	82,222	81,989
FHLB stock	381	n/a	381	n/a
Accrued interest receivable	327	327	347	347
Financial liabilities:
Deposits	$(64,322)	$(65,596)	$(70,487)	$(72,128)
Federal Home Loan Bank advances	(150)	(150)	(3,900)	(3,900)
Advances from borrowers for taxes and insurance	(256)	(256)	(591)	(591)
Federal funds purchased	(68)	(68)	–	–
Accrued interest payable	(21)	(21)	(26)	(26)

The methods and assumptions used to estimate fair value are as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, advances from borrowers for taxes and insurance, and variable rate loans or deposits that re-price frequently and fully.  Security fair values are described above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The estimated fair value of FHLB advances is based on estimates of the rate the Company would pay on such funds at March 31, 2010 and June 30, 2009, applied for the time period until maturity.  The fair value of off-balance-sheet items is not material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes forward-looking statements, including statements regarding our strategy, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, and prospects, plans and objectives of management.  These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements.  Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in interest rates; the economic health of the local real estate market; general economic conditions; continued credit deterioration in our loan portfolio that would cause us to further increase our allowance for loan losses; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products in our market areas; deposit flows; competition; demand for financial services in our market areas; and changes in accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

The Company’s total assets decreased $12.1 million, or 12.79%, to $82.7 million at March 31, 2010, from $94.8 million at June 30, 2009.

Cash and cash equivalents decreased $287,000, or 9.05%, to $2.9 million at March 31, 2010 from $3.2 million at June 30, 2009.

Securities available for sale increased $1.4 million, or 36.08%, to $5.4 million at March 31, 2010 from $4.0 million at June 30, 2009.  The increase resulted from the purchase of $5.5 million of securities issued by U.S. government sponsored entities in the second quarter, offset by $4.0 million of securities called in the third quarter.

Loans, net of allowance, decreased $13.7 million, or 16.72%, to $68.5 million at March 31, 2010, from $82.2 million at June 30, 2009.  The decrease in loans was a result of loan pay offs of $10.1 million, partially offset by loan originations of $1.2 million, loan charge offs of $2.9 million, additional loan loss provision of $1.7 million and the transfer of assets from the loan portfolio to other real estate owned of approximately $326,000 during the nine month period.

Other assets increased $338,000 or 302.54% to $449,000 at March 31, 2010 from $112,000 at June 30, 2009.  The increase in other assets was primarily due to the remittance on December 30, 2009 of the required FDIC Prepaid Assessment calculated at $354,000 for the Bank. At March 31, 2010, the carrying balance for the FDIC prepaid assessment was $324,000.

Total deposits decreased $6.2 million, or 8.75%, to $64.3 million at March 31, 2010 from $70.5 million at June 30, 2009.  The decrease in deposits resulted from a decrease in transaction accounts of $1.5 million and a decrease in time deposits of $4.7 million.  The decrease in time deposits was due to the maturities of higher yielding certificates of deposit, including $2.0 million in certificates of deposit held for the State of Illinois, which management chose not to renew due to the need to pay an above market interest rate in order to retain the funds.

Deposits are detailed below:

	March 31, 2010	June 30, 2009
Savings	$25,216,101	$25,684,002
NOW accounts	4,418,866	4,088,079
Non-interest bearing checking	5,525,203	5,760,935
Money market	2,414,309	3,466,828
Transaction Accounts	37,574,479	38,999,844

Certificates of deposit	20,270,812	25,013,857
IRAs	6,477,032	6,472,873
Time Deposits	26,747,844	31,486,730

Total Deposits	$64,322,323	$70,486,574

Federal Home Loan Bank advances decreased $3.8 million, or 96.15%, to $150,000 at March 31, 2010 from $3.9 million at June 30, 2009 as a result of maturities in advances.

Total stockholders’ equity decreased $1.5 million, or 8.18%, to $16.9 million at March 31, 2010 from $18.4 million at June 30, 2009, primarily a result of the net loss of $1.8 million for the period.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2010 and 2009

General.  The net loss for the three months ended March 31, 2010 was $376,000, a decrease in net loss of $1.8 million, from the same period in 2009.  The net loss for the nine months ended March 31, 2010 was $1.8 million, a decrease in net loss of $1.3 million, from the same period in 2009.  The decrease in the net loss for the three months ended March 31, 2010 resulted primarily from a decrease in the provision for loan losses of $1.6 million, a decrease in net interest income of $104,000 and a decrease in non-interest income of $83,000, partially offset by a decrease in non-interest expense of $440,000.  The decrease in net loss for the nine months ended March 31, 2010 resulted primarily from a decrease in the provision for loan losses of $1.1 million, a decrease in net interest income of $455,000 and a decrease in non-interest income of $228,000, partially offset by a decrease in non-interest expense of $840,000.

Net Interest Income.  Net interest income decreased $104,000 for the three months ended March 31, 2010, compared to the same period in 2009.  Net interest income decreased $455,000 for the nine months ended March 31, 2010 compared to the same period in 2009.  The net interest rate spread increased to 4.11% and 4.23% for the three and nine months ended March 31, 2010, respectively, from 3.87% and 4.19% for the same periods in 2009.  The net interest margin increased to 4.34% for the three months ended March 31, 2010, from 4.27% for the same period in 2009. The net interest margin decreased to 4.53% for the nine months ended March 31, 2010, from 4.63% for the same period in 2009.

Interest Income.  Total interest income was $1.1 million for the three months ended March 31, 2010, a decrease of $194,000 from the same period in 2009.  Total interest income was $3.5 million for the nine months ended March 31, 2010, a decrease of $828,000 from the same period in 2009.  For the three and nine months ended March 31, 2010, average interest-earning assets decreased to $84.8 million and $87.5 million, respectively, from $96.3 million and $98.7 million for the same periods in 2009.  The decrease in interest income was primarily the result of a decrease in the average balance of the loan portfolio.  Loan yields decreased due to interest rate declines and an increase in non accrual loans.  Average non accrual loans as of March 31, 2010 were $11.0 million with an average interest rate of 8.04%, compared to $9.6 million with an average interest rate of 8.61% as of March 31, 2009. Non accrual loans resulted in foregone interest of $237,000 and $100,000, respectively, during the three month periods and $658,000 and $419,000, respectively, during the nine month periods ended March 31, 2010 and 2009.  The yield on interest-earning assets was 5.05% and 5.36% for the three and nine months ended March 31, 2010, respectively, compared to 5.25% and 5.87% for the same periods in 2009.

Interest Expense.  Total interest expense decreased $90,000 to $151,000 for the three months ended March 31, 2010 as compared to $240,000 for the three months ended March 31, 2009.  Interest expense decreased $373,000 to $545,000 for the nine months ended March 31, 2010 as compared to $918,000 for the nine months ended March 31, 2009.  The average cost of funds decreased to 0.95% and 1.13% for the three and nine months ended March 31, 2010, respectively, compared to 1.40% and 1.68% for the same periods in 2009.  The reduction in interest expense is a direct result of the decreasing rate environment and the reduction in certificates of deposits.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three and nine months ending March 31, 2010 and 2009.  Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Three months ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$75,039,043	$989,884	5.28%	$92,103,614	$1,232,627	5.35%
Securities available-for-sale(3)	8,656,266	81,072	3.75	3,231,893	32,164	3.98
Interest-bearing balances in financial institutions(4)	551,418	216	0.16	63,607	12	0.08
Federal funds sold	173,975	127	0.29	177,383	257	0.58
Federal Home Loan Bank stock(5)	381,300	—	—	381,300	—	—
Total interest-earning assets	84,802,002	1,071,299	5.05%	95,957,797	1,265,060	5.27%
Noninterest-earning assets	3,322,585			9,130,824

Total assets	$88,124,587			$105,088,621
Interest-bearing liabilities:
Interest-bearing deposits	$59,362,141	146,662	0.99%	$65,048,078	235,786	1.45%
FHLB advances	4,342,222	4,260	0.39	3,533,889	4,818	0.55
Federal funds purchased	68,461	106	0.62	16,670	42	1.00
Total interest-bearing liabilities	63,772,824	151,028	0.95%	68,598,637	240,646	1.40%
Noninterest-bearing liabilities	7,451,211			7,056,261
Total equity capital(6)	16,900,552			29,433,723

Total liabilities and equity capital	$88,124,587			$105,088,621
Net average interest-earning assets	$21,029,178			$27,359,160
Net interest income; interest rate spread(7)		$920,271	4.11%		$1,024,414	3.87%
Net interest margin(8)			4.34%			4.27%

	Nine months ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable, net(2)	$80,560,000	$3,364,974	5.57%	$93,329,244	$4,187,274	5.98%
Securities available-for-sale(3)	5,727,576	147,469	3.43	4,497,254	144,949	4.30
Interest-bearing balances in financial institutions(4)	534,410	662	0.17	56,755	397	0.93
Federal funds sold	248,213	459	0.25	433,878	9,105	2.80
Federal Home Loan Bank stock(5)	381,300	—	—	381,300	—	—
Total interest-earning assets	87,451,499	3,513,564	5.36%	98,698,431	4,341,725	5.87%
Noninterest-earning assets	2,712,434			11,629,245
Total assets	$90,163,933			$110,327,676
Interest-bearing liabilities:
Interest-bearing deposits	$61,707,342	535,857	1.16%	$68,855,202	884,099	1.71%
FHLB advances	2,673,723	8,850	0.44	4,031,586	32,898	1.09
Federal funds purchased	36,485	178	0.65	75,020	1,051	1.87
Total interest-bearing liabilities	64,417,550	544,885	1.13%	72,961,808	918,048	1.68%
Noninterest-bearing liabilities	8,905,982			7,503,245
Total equity capital(6)	16,840,401			29,862,623

Total liabilities and equity capital	$90,163,933			$110,327,676

Net average interest-earning assets	$23,033,949			$25,736,623
Net interest income; interest rate spread(7)		$2,968,679	4.23%		$3,423,677	4.19%
Net interest margin(8)			4.53%			4.63%
 _______________
(1)	Yields and rates have been annualized where appropriate.
(2)
Includes non accrual loans.  Interest foregone on non-accrual loans was $237,000 and $100,000 for three months ended March 31, 2010 and 2009, respectively.  Interest foregone on non-accrual loans was $658,000 and $419,000 for the nine months ended March 31, 2010 and 2009, respectively.

(3)	Tax effective yield, assuming a 34% rate.
(4)	Includes interest-bearing demand deposits.
(5)	The FHLB Chicago discontinued the payment of dividends on its stock in the third quarter of 2007.
(6)	Includes retained earnings (deficit) and accumulated other comprehensive income (loss).
(7)	Interest rate spread represents the differences between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(8)	Net interest margin is net interest income divided by average interest-earning assets.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, overall portfolio mix, the level of past-due or classified loans, the status of past-due principal and interest payments, loan-to-value ratios, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions and other qualitative and environmental factors related to the collectability of the loan portfolio.  Generally, groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors as well as more current loss experience over the last seven quarters, which management feels is more indicative of the current economic cycle, and peer group data adjusted for current economic conditions.  Homogenous loans that are risk rated special mention, substandard, or doubtful are evaluated in the same manner except for the utilization of increased qualitative factors.  Certain homogenous loans may be specifically evaluated for impairment based on the loan’s individual facts and circumstances.

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

Management continually evaluates the manner in which the Bank estimates probable incurred losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

The allowance for loan losses was $4.1 million, or 5.61% of total loans, at March 31, 2010, as compared to $5.2 million, or 5.98% of total loans, at June 30, 2009.  Included in the allowance for loan loss balance were specific allocations to impaired loans of $110,000 at March 31, 2010 and $274,000 at June 30, 2009.  Management believes that, as of March 31, 2010, the allowance for loan losses was adequate to cover probable incurred losses.

The Company recorded a provision for loan losses of $360,000 and recognized loan charge offs of $735,000 for the three months ended March 31, 2010, compared to a provision of $1.9 million and charge-offs of $2.8 million for the three months ended March 31, 2009.  The provision for loan losses was $1.8 million and charge-offs were $2.9 million for the nine months ended March 31, 2010, compared to $2.8 million and $771,000 for the same period in 2009.  The decrease in the provision for loan losses from the amount for the same period in 2009 is a result of a decrease in the total loan portfolio including a decline in loans classified on the Company’s “watch list” that are not considered impaired, but are allocated a larger allowance for loan loss estimate than loans not included on the “watch list.”  Due to the overall decrease in the level of total loans and watch list credits during the current period, the amount of charge-offs during the current period exceeded the amount of the loan loss provision recognized.

Included in the $735,000 loan charge offs for the three months ended March 31, 2010, was a charge of $275,000 which was related to one commercial retail development loan located in Northwest Indiana with an approximate balance of $2.4 million, net of the $1.2 million charge off recorded in the previous quarter.  Due to the continuing limited development activity in the immediate area, management charged-off an additional $275,000 during the quarter reflecting the continued decline in market value for this type of commercial retail development.

During the quarter a loan to a local home builder in the Chicagoland area became impaired.  The loan is secured by a residential single family lot in a stable Chicago suburban community.  The borrower’s primary business, which is new home construction, has been severely negatively impacted by the housing collapse.  This loan had a balance of $151,000 at March 31, 2010, net of a $48,000 charge-off during the quarter due to the decline in market value of the lot.

Additional charge-offs taken during the quarter included: $310,000 related to nine Chicago area residential 1-4 family loans; $31,000 for two local business loans; $2,000 involving a previously disclosed Florida development loan; and two commercial real estate loans, the first resulting in a $18,000 charge-off related to a local commercial real estate loan, and the second resulting in a $51,000 charge-off involving a hotel in the state of Michigan.

Impaired Loans.  As of March 31, 2010, the Bank’s total impaired loans were $10.9 million.  All impaired loans are on a non accrual status.  This compares to $9.2 million impaired loans on non accrual status and $1.1 million still accruing interest at June 30, 2009.  Non accrual loans resulted in foregone interest of approximately $237,000 for the three months ended March 31, 2010, compared to $100,000 for the same period in 2009.  Non accrual loans resulted in foregone interest of approximately $658,000 for the nine months ended March 31, 2010, compared to $419,000 for the same period in 2009.

The bank had 28 impaired credit relationships, totaling $10.8 million as of March 31, 2010, compared to 23 impaired credit relationships, totaling $10.2 million, as of June 30, 2009.  During the three months ended March 31, 2010, four additional loans totaling $671,000 were identified as impaired.  Of these newly classified impaired loans, $151,000 is related to a commercial home builder involving a residential single family lot located in a Chicago suburb discussed above.  The remaining $520,000 involves three unrelated residential mortgage loans in the Chicago area; two loans totaling $364,000 are owner occupied properties, the third loan, in which the borrower is a real estate investor, had a balance of $156,000 for the period ended March 31, 2010.

The following is a discussion of select previously disclosed impaired loans.

Two relationships with an aggregate outstanding balance of $388,000 involving separate commercial real estate participations for properties located in Florida; both loans are secured by ocean front properties and remain in foreclosure.

Two separate loan participations with different lead banks, both involving hotel complex properties, continue to be negatively impacted by the current economy.  A forbearance agreement has been executed relating to the first loan and the borrower on the second loan has filed for bankruptcy.  The aggregate outstanding balance of these two loans is $1.4 million.

The Bank continues foreclosure procedures against a single family home builder in the Chicagoland area.  The loan balance is approximately $1.9 million.  A second credit with this borrower involving a secured commercial real estate loan with a balance of $124,000 at March 31, 2010 continues to pay as agreed.

A commercial multi-family loan secured by properties located in Wisconsin continues to pay as agreed under a repayment arrangement.  The loan balance at March 31, 2010 was $422,000.

The Bank had previously attempted to restructure a commercial real estate loan secured by a commercial office property located in the Chicago area where the primary tenant in this multi-level office building was a financial institution that recently failed.  The Bank was unable to reach a definitive agreement and is now considering a deed-in-lieu of foreclosure.  The lease space vacated by the former primary tenant remains vacant.  The loan balance at March 31, 2010 was $986,000.

A commercial retail development loan, located in Northwest Indiana, with an approximate balance of $2.4 million at March 31, 2010 is also under consideration for a deed-in lieu subject to ongoing ownership risk and economic cost considerations.

The following table represents information concerning total loans and impaired loans by geographical area and the percentage of impaired loans by geographical area to total impaired loans:

Dollar amounts in thousands

	March 31, 2010			June 30, 2009			March 31, 2009
Geographical Location	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%	Total Loans	Impaired Loans	%
Illinois	$54,424	$5,618	52.07%	$65,522	$6,399	62.54%	$66,465	$7,352	52.09%
Florida	787	388	3.59	905	482	4.71	1,808	1,374	9.73
Michigan	1,136	1,136	10.53	1,622	1,187	11.60	3,412	2,939	20.82
Indiana	13,477	2,662	24.67	15,754	715	6.99	14,573	752	5.32
Wisconsin	422	422	3.91	500	500	4.89	1,700	1,700	12.04
Other States Combined	2,267	564	5.23	3,122	949	9.27	3,242	—	—

Total loans	$72,513	$10,790	100.00%	$87,425	$10,232	100.00%	$91,200	$14,117	100.00%

The following table represents information concerning impaired loans by category and the percentage of impaired loans by category to total impaired loans:

Dollar amounts in thousands

	March 31, 2010		June 30, 2009		March 31, 2009
Loan Category	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired	Impaired Amount	% of Total Impaired
One-to-four family loans	$1,220	11.31%	$1,219	11.91%	$3,955	27.21%
Commercial real estate loans	8,495	78.73	7,297	71.32	7,850	56.61
Multi-family loans	422	3.91	553	5.41	1,700	12.04
Commercial loans	629	5.83	1,136	11.10	445	4.14
Home Equity loans	24	22	27	0.26	167	—
Other	—	—	—	—	—	—

Total	$10,790	100.00%	$10,232	100.00%	$14,117	100.00%

Management recognizes that the current economic environment continues to present an extremely difficult challenge to many of its borrowers.  With the housing and credit markets dramatically impacted by the lingering uncertain state of the economy, management remains committed to continuing to take an aggressive and proactive approach in continuing to closely monitor our asset quality.  We remain cognizant of the importance of building strong reserve levels in an appropriate and prudent manner given the current unstable financial environment.  We continue to review our methodology with the adequacy in which we estimate probable incurred losses in our loan portfolio given all the recent market disruptions being experienced.

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

Management identifies nonperforming loans proactively and aggressively.  These loans include nonaccrual loans and accruing loans that are 90 days or more delinquent, well secured and in the process of collection.  Loans in this category include those with risk characteristics such as past maturity more than 90 days, those that have payments past due more than 90 days, those where the borrower has experienced recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.  Management does not consider extension or renewals of credits with these characteristics.

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

The following table summarizes our delinquent loans that are past due and still accruing interest, including those that are 90 days or more past due and well secured; all delinquent loans as of March 31, 2010 consist of Illinois and Indiana market area loans.  Management initiates collection activity promptly and works closely with borrowers to evaluate the circumstances of delinquency to determine the appropriate resolution strategy.  Resolution strategies include (but are not limited to) collection of payments in accordance with the loan agreement, modification or restructure of the loan, forbearance, and foreclosure.  These strategies are managed by a dedicated workout specialist.

Dollar amounts in thousands

	March 31, 2010		June 30, 2009		March 31, 2009
	30-89 Days	+90 Days	30-89 Days	+90 Days	30-89 Days	+90 Days
One-to-four family loans	$—	$152	$291	$—	$1,227	$—
Commercial real estate loans	—	—	—	—	90	—
Multi-family loans	88	—	—	—	82	—
Commercial loans	300	—	—	48	1,070	—
Home equity loans	–	—	—	—	—	—
Share loans	9	—		—	—	—

Total loan delinquencies	$397	$152	$291	$48	$2,469	$—

The loan balance of $152,000 in the +90 day category at March 31, 2010 is a residential mortgage loan that has since been renewed under normal and acceptable credit guidelines.

Allowance for Loan Losses.  At March 31, 2010, the allowance for loan losses was $4,070,000 or 5.61% of the total loan portfolio.  The loss allowance is maintained by management at a level considered adequate to cover probable incurred losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates that are subject to change over time.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the commercial and commercial real estate loan portfolio, as the Bank does not have a seasoned portfolio of commercial and commercial real estate loans.  Management reviews the composition of the commercial and commercial real estate loan portfolio on a quarterly basis.  This includes reviewing delinquency trends, impaired loans, loan-to-value ratios, and types of collateral.  Management then compares this ratio to peer group data and the FDIC state profile for Illinois banks as a means of additional analysis.  Based on these factors, we determined that the allocation of the allowance for loan losses for these types of loans was appropriate at March 31, 2010.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect net income.

Specific Component of the Allowance for Loan Losses.  As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, the Company changed the timing of recording charge-offs of estimated loan impairments during the fourth quarter of the 2009 fiscal year.  The Company continues to charge-off the estimated loss for loans where management deems either the timing or the repayment to be significantly impaired.  The charge-off value is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan.  The collateral value is based on a recent appraisal, if the Bank has full control of the asset, or stressing of an existing appraised value based upon current market conditions.  Charge-off and non-accrual policies are essentially treated similarly for all loans types.  Management will establish a specific reserve through the allowance for loan losses when the loss is attributed to a troubled debt restructuring or when the Company does not believe the loss to be confirmed.  At March 31, 2010, the specific component of the reserve was $110,000, a decrease of $164,000 from $274,000 at June 30, 2009.  The decrease was primarily due to the full charge off of $250,000 for an impaired lease in which the entire amount was held as a specific reserve on June 30, 2009.

Potential Problem Loans.  In determining the adequacy of the allowance for loan losses the Bank regularly evaluates potential problem loans as to the ability of the borrower to comply with the present loan repayment terms.   The bank has identified one owner occupied home equity loan located in the Chicago area with an approximate loan balance of $35,000 as of March 31, 2010 that it considers a potential problem loan.  This loan is the only credit that falls under the regulatory categories of Substandard, Doubtful, or Loss that remains a performing loan still on accrual status.  The bank has a junior lien position to an existing first lien of approximately $100,000.  The bank restructured this loan during the quarter ended December 31, 2009 but continues to closely monitor this credit.

Non-interest Income.  Non-interest income decreased $83,000 to $61,000 for the three-month period ended March 31, 2010 compared to $144,000 for the same period in 2009.  Non-interest income decreased $228,000 to $201,000 for the nine-month period ended March 31, 2010 compared to $429,000 for the same period in 2009.  The decrease was primarily related to the elimination of earnings related to the bank owned life insurance policies of $17,000 and $115,000 recognized in the prior periods.  The policies were surrendered in January 2009.  In addition, service charges decreased $13,000 to $51,000 for the three-month period and $46,000 to $173,000 for the nine-month period ended March 31, 2010 compared to $64,000 and $219,000, respectively, for the same periods in 2009.

Non-interest Expense.  Non-interest expense decreased $440,000 to $997,000 for the three-month period ended March 31, 2010 compared to $1.4 million for the same period in 2009.  Non-interest expense decreased $840,000 to $3.2 million for the nine-month period ended March 31, 2010 compared to $4.1 million for the same period in 2009.  The decrease was primarily due to cost savings in both salaries expense and occupancy expense.  Salaries and employee benefits decreased $84,000 to $507,000 for the three-month period ended March 31, 2010 from $591,000 for the same period in 2009.  Salaries and employee benefits decreased $255,000 to $1,573,000 for the nine-month period ended March 31, 2010 from $1,828,000 for the same period in 2009.  A decrease was recognized for the nine-month period although additional employee benefits expense of $32,000 was recorded in September relating to the accelerated vesting of previously awarded restricted stock and stock options resulting from the death of a former director of the Company and the Bank.  Occupancy and equipment expense decreased $87,000 to $169,000 for the three-month period ended March 31, 2010 from $256,000 for the same period in 2009.  Occupancy and equipment expense decreased $290,000 to $457,000 for the nine-month period ended March 31, 2010 from $747,000 for the same period in 2009.  As previously disclosed, two branches, one located in Frankfort, Illinois and one in Schererville, Indiana, were closed on June 30, 2009.  As a result, the Bank’s operating expenses have decreased approximately $73,000 per month since that date.

Provision for Income Taxes.  At March 31, 2010 the Company has a valuation allowance on 100% of the deferred tax asset as the Company believes it is more likely than not that the deferred tax asset will not be recognized.  The valuation allowance for the deferred tax asset was recorded at June 30, 2009 and resulted in additional expense of approximately $277,000 for the 2009 fiscal year.  The Company recognized no income tax benefit for the three and nine months ended March 31, 2010 as the Company believed it was more likely than not that the deferred tax asset would not be recognized.

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

At March 31, 2010, there was $150,000 of FHLB advances outstanding.  As of March 31, 2010, the Bank had $16.9 million in potential available credit, with immediate availability of $7.5 million,

based on parameters set by the FHLB.  Additional stock and collateral may be purchased or provided to increase overall potential advance availability.  Recently, the FHLB implemented a risk rating process which could reduce the lines of credit extended to member banks.  Following its most recent risk analysis of the Bank, FHLB imposed no additional restrictions, terms or reporting requirements on our borrowing capacity.

Management has committed to purchase $10.0 million of U.S. government agencies in the fourth quarter of the fiscal year; $4.0 million settled in April 2010 and $6.0 million will be settling in May 2010. Low costs funds will be borrowed as necessary to fund this pending purchase.

In an effort to develop alternative sources of liquidity, the Company established a relationship with the Federal Reserve Bank of Chicago and was approved to access the Discount Window for borrowing funds.  The funding capacity is calculated on the value of the collateral pledged for borrowing.  As of March 31, 2010, $8.9 million of commercial real estate loans were pledged as collateral, providing the Company with approximately $5.3 million in potential borrowings.  This relationship will assist in maintaining adequate liquidity and provide an additional source for short-term funding needs.

The Company’s cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities were $209,361 and $327,059 for March 31, 2010 and 2009, respectively.  Net cash from investing activities consisted primarily of proceeds from loan payoffs, partially offset by activity in the securities portfolio.  Net cash from investing activities were $10.2 million and $9.2 million for March 31, 2010 and 2009, respectively.  Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances, and advances from borrowers for taxes and insurance.  The net cash used in financing activities was $10.2 million and $11.6 million at March 31, 2010 and 2009.

At March 31, 2010, the Company had $316,400 in outstanding loan origination commitments, $5.2 million in unfunded lines, and letters of credit outstanding of $133,000.  In addition, as of March 31, 2010, the total amount of certificates of deposit that were scheduled to mature in the next 12 months equaled $21.4 million.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB and the FRB are available as additional sources of funding.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0%, and 8.0%, respectively.  At March 31, 2010, the Bank exceeded each of its capital requirements with ratios of 16.15%, 22.36%, and 23.67%, respectively.

Regulatory Matters

As previously disclosed, at December 31, 2009, the Illinois Department of Financial and Professional Regulation (the “IDFPR”) conducted a regularly scheduled examination of the Bank.  As a result of certain issues identified by the IDFPR during the exam, the Bank continues to expect to enter into an informal supervisory agreement with the IDFPR and the FDIC.  Management continues to expect the agreement to require the Bank to continue to work to reduce the Bank’s problem credits and to further develop and implement its procedures relating to the collection of delinquent loans, as well as to adopt a written plan to return the Bank to profitability.  Also, the Bank continues to expect to be required to obtain the consent of the IDFPR and the FDIC prior to paying any dividends to the Company.  Management believes that it has already made substantial progress towards compliance with the expected terms of the agreement and that compliance with the agreement will not materially affect the Company’s business or its operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations, and cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.– Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, as most recently updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors as disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Remove and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

(a)           The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2010	ROYAL FINANCIAL, INC. By: /s/Leonard Szwajkowski Leonard Szwajkowski Chief Executive Officer and President
Date: May 14, 2010	By: /s/Jodi A. Ojeda Jodi A. Ojeda Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.